Form 10-Q
period 2008-09-30
Brink's Home Security Holdings, Inc.
filed 2008-11-24
CIK 1436040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34088

Brink’s Home Security Holdings, Inc.

(Exact name of registrant as specified in its charter)

Virginia	80-0188977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8880 Esters Boulevard, Irving, TX 75063

(Address of principal executive offices)

(Zip Code)

(972) 871-3500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2008
Common Stock, no par value	45,769,171

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Brink’s Home Security Holdings, Inc.

Consolidated Balance Sheets

($ in millions)

	Sept. 30, 2008	Dec. 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4.2	$3.3
Accounts receivable (net of allowance of $4.8 and $4.4, respectively)	38.3	38.1
Receivable from related parties	5.1	—
Prepaid expenses and other	11.0	9.8
Deferred income taxes	27.0	23.3

Total current assets	85.6	74.5
Property and equipment, net	648.8	606.0
Deferred subscriber acquisition costs, net	85.7	83.2

Total Assets	$820.1	$763.7

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$23.0	$23.4
Payable to related parties	—	13.2
Payroll and other employee liabilities	13.0	13.8
Other accrued liabilities	21.2	20.9
Deferred revenue	43.0	39.6

Total current liabilities	100.2	110.9
Deferred revenue	182.1	178.6
Deferred income taxes	78.3	58.2
Other liabilities	11.6	10.5

Total Liabilities	372.2	358.2

Commitments and contingent liabilities (Note 8)
Shareholder’s Equity:
Common stock, $1.00 par value, 5 million shares authorized, 2 million shares issued and outstanding	2.0	2.0
Capital in excess of par value	1.8	1.8
Retained earnings	445.9	403.6
Accumulated other comprehensive loss	(1.8)	(1.9)

Total Stockholder’s Equity	447.9	405.5

Total Liabilities and Shareholder’s Equity	$820.1	$763.7

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

Brink’s Home Security Holdings, Inc.

Consolidated Statements of Income

(Unaudited)

($ in millions, except per share data)

	Three months ended		Nine months ended
	Sept. 30, 2008	Sept. 30, 2007	Sept.30, 2008	Sept. 30, 2007
Revenues	$135.4	$124.3	$397.1	$358.4

Costs and Expenses:
Cost of revenues	76.3	70.4	219.1	201.6
Selling, general and administrative expenses	36.9	39.9	109.7	107.0

Total expenses	113.2	110.3	328.8	308.6

Other operating income, net	0.6	0.8	1.0	4.2

Operating profit	22.8	14.8	69.3	54.0
Interest expense	0.2	0.3	0.6	0.9

Income before income taxes	22.6	14.5	68.7	53.1
Provision for income taxes	8.6	6.4	26.4	21.1

Net income	$14.0	$8.1	$42.3	$32.0

Pro Forma Earnings per common share

Basic	$0.31	$0.18	$0.92	$0.70
Diluted	$0.30	$0.18	$0.92	$0.70

Pro forma weighted average common shares outstanding:

Basic	45.8	45.8	45.8	45.8
Diluted	45.9	45.9	45.9	45.9

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

Brink’s Home Security Holdings, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

($ in millions)

	Three months ended		Nine months ended
	Sept. 30, 2008	Sept. 30, 2007	Sept.30, 2008	Sept. 30, 2007
Net income	$14.0	$8.1	$42.3	$32.0
Other comprehensive income – foreign currency Translation adjustments arising during the period	—	0.2	0.1	0.5

Comprehensive income	$14.0	$8.3	$42.4	$32.5

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements

Brink’s Home Security Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
($ in millions)	Sept. 30, 2008	Sept. 30, 2007
Cash flows from operating activities:
Net income	$42.3	$32.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.9	57.4
Impairment charges from subscriber disconnects	41.4	37.9
Amortization of deferred revenue	(30.5)	(25.6)
Deferred income taxes	16.3	5.8
Provision for uncollectible accounts receivable	7.9	7.7
Other operating, net	0.7	(1.1)
Change in operating assets and liabilities:
Accounts receivable	(8.1)	(6.8)
Accounts payable and accrued liabilities	7.6	19.5
Deferral of subscriber acquisition costs	(17.9)	(18.0)
Deferral of revenue from new subscribers	34.3	35.8
Prepaid and other current assets	(1.4)	(1.2)
Other, net	(2.0)	(1.2)

Net cash provided by operating activities	154.5	142.2

Cash flows from investing activities:
Capital expenditures	(135.3)	(135.2)
Proceeds from sale of assets/insurance	—	2.0

Net cash used in investing activities	(135.3)	(133.2)

Cash flows from financing activities:
Change in cash overdrafts	—	(4.3)
Net contributions from (distributions to) parent and other related parties	(18.3)	(3.0)

Net cash provided by/(used in) financing activities	(18.3)	(7.3)

Effect of exchange rate changes on cash	—	0.1
Cash and cash equivalents:
Net increase	0.9	1.8
Balance at beginning of period	3.3	2.6

Balance at end of period	$4.2	$4.4

Supplemental cash flow information:
Cash paid for interest	$0.2	$0.2
Income taxes, net:
Paid to related parties	18.7	14.7
Other	0.6	1.0

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

Notes to the Financial Statements

Note 1 – Description of Business, The Spin-Off, Basis of Presentation and Significant Accounting Policies

Description of Business

Brink’s Home Security, Inc. (“BHS”) was incorporated in Delaware in 1983, and became a wholly owned subsidiary of Brink’s Home Security Holdings, Inc., a Virginia corporation (“BHS Holdings”) on October 31, 2008 upon completion of the spin-off transaction described below. BHS Holdings and its consolidated subsidiaries, including BHS, are collectively referred to in this quarterly report as the “Company” or “BHS Holdings”, unless otherwise indicated. Historically, the “Company” also refers to BHS.

The Company conducts business in one segment. Management evaluates performance and allocates resources based on operating profit or loss of the Company as a whole. The Company markets, installs, services and monitors security alarm systems for approximately 1.3 million customers, covering more than 250 metropolitan areas in all 50 states and two Canadian provinces. Based on revenues, the Company believes it is the second largest provider of security alarm monitoring services for residential and commercial properties in North America. The Company’s primary customers are residents of single-family homes, which comprise more than 90% of the Company’s subscriber base.

The Spin-Off

On September 12, 2008, the Board of Directors of The Brink’s Company (“Brink’s”) approved the separation of Brink’s into two independent, publicly traded companies through the distribution of 100% of its Brink’s Home Security business to shareholders of Brink’s. To effect the separation, Brink’s transferred all outstanding shares of BHS, through a series of transactions, to BHS Holdings, another wholly-owned subsidiary of Brink’s, which prior to these transactions had no independent assets or operations, and distributed the shares of BHS Holdings to Brink’s shareholders.

As discussed in Note 9, distribution of the BHS Holdings common stock to the stockholders of Brink’s occurred on October 31, 2008, at a ratio of one share of BHS Holdings common stock for each share of Brink’s common stock held by each such holder as of the record date of October 21, 2008. Prior to the spin-off, Brink’s received necessary regulatory approvals including a favorable private letter ruling on the tax-free nature of the transaction from the Internal Revenue Service, as well as a declaration of effectiveness for BHS Holdings’ Registration Statement on Form 10, as amended (“Form 10”), as filed with the U.S. Securities and Exchange Commission (“SEC”). Immediately following the spin-off, BHS Holdings began trading on the New York Stock Exchange under the symbol “CFL”, reflecting its corporate mission of creating “Customers For Life”. See Note 2 for a description of transition services and other agreements entered into between the Company and Brink’s.

Basis of Presentation

BHS Holdings’ unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements, have been included. The results of operations presented for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the year ended December 31, 2008, or for any other period.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto for the fiscal years ended December 31, 2007 and 2006, and each of the years in the three-year period ended December 31, 2007, included in the Company’s Form 10, which became effective on October 8, 2008 (Form 10). The year-end 2007 financial information presented herein was derived from the audited Consolidated Financial Statements, with related footnotes, included in the Form 10.

The unaudited consolidated financial statements in this quarterly report for the periods presented have been prepared using the Company’s historical basis in the assets and liabilities and the historical results of operations of the Company. The historical financial statements include allocations of certain Brink’s corporate expenses. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses from Brink’s are reasonable. However, such expenses may not be indicative of the actual level of expense that would have been incurred by the Company if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the financial information herein may not necessarily reflect the financial position, results of operations, and cash flows of the Company in the future or what it would have been had the Company been an independent, publicly traded company during the periods presented. Refer to Note 2 for further information regarding allocated expenses.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In accordance with GAAP, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ materially from those estimates. The most significant estimates used by management are revenue recognition, security system capitalization, useful lives of security systems, deferred subscriber acquisition costs, impairment of security systems, and the allowance for doubtful accounts.

Pro Forma Earnings per Share

The calculation of pro forma basic and diluted earnings per share and shares outstanding for the periods presented is based on the number of shares of Brink’s common stock outstanding on the distribution date adjusted for the distribution ratio of one share of BHS Holdings common stock for every share of Brink’s common stock outstanding. The number of shares used to compute pro forma diluted earnings per share is based on the number of shares of BHS Holdings common stock outstanding on the distribution date plus the estimated potential dilution if options granted under Brink’s equity-based compensation arrangements were exercised or converted into BHS Holdings common stock.

Revenue Recognition

The Company recognizes contractual monitoring and service revenue monthly as it provides services pursuant to the terms of subscriber contracts, which have contract prices that are fixed and determinable. The Company does not include taxes it collects from customers and remits to governmental authorities in revenues in its consolidated statements of income. The Company assesses a subscriber’s ability to meet the contract terms, including payment terms, before entering into a contract. The Company generally defers revenues associated with installation fees and recognizes them using the straight-line method over the life of the customer relationship, which it estimates to be 15 years. The Company recognizes revenues associated with the sale of products for which there is no attached extended contractual relationship when the products are delivered. The Company recognizes revenues from services not covered by the terms of subscriber contracts as those services are rendered.

The Company immediately recognizes in earnings any unamortized balance of deferred revenue resulting from installation fees and the associated deferred costs in the event that the related security system asset is disconnected and considered for impairment, as described in “Deferred Subscriber Acquisition Costs.” Deferred installation fees recognized at subscriber disconnect were $6.4 million and $18.1million for the three and nine months ended September 30, 2008, respectively, and $4.8 million and $13.4 million for the comparable periods in 2007.

Deferred Subscriber Acquisition Costs

The Company incurs marketing and selling costs to obtain new subscribers. Under the guidance of Staff Accounting Bulletin 104, Revenue Recognition, with additional guidance in Statement of Financial Accounting Standard (“SFAS”) 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Company defers certain subscriber acquisition costs, primarily incremental direct selling costs. Substantially all deferred subscriber acquisition costs consist of incremental sales compensation and fringe benefits, and referral fees paid which are directly related to successful subscriber acquisition efforts. The amount of commissions deferred is based on the percentage of successful sales to total sales efforts. The Company expenses all marketing costs and indirect selling costs as period costs.

For most installations, subscriber acquisition costs are less than deferred installation fees, and are amortized using a straight-line method over the 15 year estimated life of the customer relationship. The Company bases the estimated life of the customer relationship on its ongoing annual analysis of subscriber and site retention. When a security system asset is identified for disconnection and possible impairment, the Company immediately recognizes any unamortized deferred subscriber acquisition costs related to that installation.

For subscribers acquired through the Company’s Brink’s Home Technologies (“BHT”) activities, there are no deferred revenues. The Company defers subscriber acquisition costs in accordance with SFAS 91 for these activities and amortizes these deferred costs using a straight-line method over the three-year initial monitoring contract term. Deferred subscriber acquisition costs for each BHT activation typically approximate one-third of the minimum contractual revenues from the initial monitoring contract.

Accumulated amortization of deferred subscriber acquisition costs is $44.7 million at September 30, 2008 and $42.4 million December 31, 2007. The Company recorded impairment charges for deferred subscriber acquisition costs of $2.7 million and $5.4 million for the three and nine months ended September 30, 2008 and $2.1 million and $5.9 million for the comparable periods in 2007. These charges are included in cost of revenues.

Impairment from Subscriber Disconnects

The Company records impairment charges for security systems each period based on the carrying value of security systems estimated to be permanently disconnected during the period. The Company estimates the number of permanently disconnected security systems based on the actual disconnects during the period less an estimated number of those sites that will reconnect within a reasonable period in the future. The estimate of sites that will reconnect within a reasonable period in the future is analyzed on an ongoing basis based on historical data. For the sites that are expected to be reconnected within a reasonable period, the undiscounted cash flows expected to result from the reactivations exceed the carrying value of the security systems assets, and accordingly, no impairment is recorded for those assets. Should the estimate of future reconnection experience change, the Company’s impairment charges would be affected.

The Company recorded impairment charges for disconnected security systems amounting to $14.1 million and $36.0 million for the three and nine months ended September 30, 2008 and $11.6 million and $32.1 million for the comparable periods in 2007. These charges are included in cost of revenues.

Advertising and Marketing Expense

The Company expenses advertising and marketing expenses when incurred. Television media production costs are expensed upon the first broadcast of the respective advertisement. Media broadcast advertising costs and printed materials and other advertising costs are expensed as incurred. These expenses totaled $10.9 million and $31.3 million for the three and nine months ended September 30, 2008 and $11.0 million and $30.2 million for the comparable periods in 2007, and are included in selling, general and administrative expenses.

Accounting Correction

In the second quarter of 2008, an adjustment was made to correct amounts previously reported for prior annual periods for the write-off of deferred subscriber acquisition costs and deferred revenue associated with the termination of customer relationships. This adjustment increased revenues by $1.8 million, decreased impairment charges from subscriber disconnects, a component of cost of revenues, by $0.6 million, resulting in an increase to operating profit of $2.4 million. These items were not material to the Company’s financial position or results of operations, and had no impact on cash flow.

New Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. In February 2008, the FASB issued FASB Staff Position 157-2, Partial Deferral of the Effective Date of SFAS 157, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. The Company adopted SFAS 157, effective January 1, 2008, for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure of fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The implementation of SFAS 157, as it relates to the Company’s financial assets and financial liabilities, did not have a material effect on the Company’s results of operations or financial position. The Company is currently evaluating the potential impact, if any, on its nonfinancial assets and liabilities.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related noncontrolling interest related to the acquisition of a controlled subsidiary, measured at fair value as of the acquisition date. The Company is required to adopt SFAS 141(R) in the first quarter of 2009. The Company does not currently expect that the implementation of SFAS 141(R) will have a material effect on the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, as well as for the deconsolidation of a subsidiary. Specifically, SFAS 160 clarifies that noncontrolling interests in a subsidiary should be reported as equity in the consolidated financial statements. The Company is required to adopt SFAS 160 in the first quarter of 2009. The Company does not currently expect that the implementation of SFAS 160 will have a material effect on the Company’s results of operations and financial position.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share under the two-class method. The FSP will become effective at the beginning of 2009. All prior period earnings per share data presented should be adjusted retrospectively. Early application of this FSP is prohibited. The Company does not expect the adoption of FSP-EITF No. 03-6-1 to have any impact on the determination or reporting of the Company’s earnings per share

Note 2 – Transactions with Related Parties

Allocation of Brink’s General and Administrative Corporate Expenses

The accompanying consolidated financial statements include allocations of certain Brink’s corporate expenses for services provided to the Company including certain treasury, accounting, tax, legal, internal audit, human resources, investor relations, general management, real estate, insurance, risk management and other functions, such as board of directors and other centrally managed employee benefit arrangements. The allocation of costs was estimated based on Brink’s employees’ percentage of time spent on BHS matters. Costs allocated by Brink’s include overhead and other indirect costs. The Company has recorded allocated costs of $0.4 million and $3.7 million for the three and nine month periods ended September 30, 2008, respectively, compared to $2.2 million and $5.9 million of such expenses allocated for the comparable periods in 2007 within selling, general, and administrative expenses.

Receivable from and Payable to Related Parties

Historically, Brink’s provided BHS funds for its operating cash when needed, and any excess funds were advanced to Brink’s. Intercompany accounts were maintained for such borrowings that occurred between BHS and its parent. For purposes of the statements of cash flows, BHS reflected intercompany activity as a financing activity. Interest expense under this arrangement was $0.0 million and $0.2 million for the three and nine months ended September 30, 2008 and $0.2 million and $0.6 million for the comparable periods in 2007. The following table summarizes receivables from and payables to related parties.

(In millions)	Sept. 30, 2008	Dec. 31, 2007
(Receivable from) Payable to:
The Brink’s Company	$(5.1)	$9.0
Brink’s Canada	—	4.2

Total	$(5.1)	$13.2

Brand License Agreement

BHS has had a brand license agreement with a subsidiary of Brink’s that allowed the Company to use Brink’s trademark for certain products and services. BHS was contractually required to pay a royalty to the Brink’s subsidiary based on the Company’s revenues. Royalty expense was $9.4 million and $27.3 million for the three and nine months ended September 30, 2008, respectively, and $8.5 million and $24.6 million for the comparable periods in 2007, and is included in cost of revenues. A new Brand Licensing Agreement between BHS Holdings and Brink’s was entered into contemporaneously with the spin-off and is discussed further in Note 9.

Allocation of Income Tax Expense

The Company and its U.S. subsidiaries have been included in the consolidated U.S. Federal income tax return filed by Brink’s.

Brink’s consolidated tax provision and actual cash payments for U.S. Federal and state income taxes have been allocated to the Company in accordance with Brink’s tax allocation policy. In general, Brink’s consolidated U.S. tax provision and related tax payments or refunds are allocated to the Company based principally upon the financial income, taxable income, credits and other amounts directly related to the Company, as if the Company filed its own tax returns.

Savings Plans

Eligible U.S. employees of BHS participate in a defined contribution savings plan sponsored by the Company. Expenses related to the defined contribution savings plan were allocated to the Company on an employee-by-employee basis from a predecessor plan sponsored by Brink’s. The Company’s direct and/or allocated expense related to the savings plan was $1.7 million and $4.6 million for the three and nine months ended September 30, 2008, and $1.3 million and $4.3 million for the comparable periods in 2007.

Transition Services and Other Agreements Related to the Spin-Off from Brink’s

Following the spin-off, BHS Holdings and Brink’s will operate independently, and neither will have any ownership interest in the other. In order to govern certain of the ongoing relationships between the Company and Brink’s after the spin-off and to provide mechanisms for an orderly transition, the Company and Brink’s entered into certain agreements, pursuant to which BHS Holdings will obtain certain services and rights from Brink’s, BHS Holdings and Brink’s will abide by certain non-compete and non-solicitation arrangements and BHS Holdings and Brink’s will indemnify each other against certain liabilities arising from their respective businesses. The specified services that BHS Holdings may receive, as requested from Brink’s, include tax, legal, accounting, treasury, investor relations, insurance and risk management as well as human resources. The services will be paid for by BHS Holdings, as set forth in the Transition Services Agreement. The Transition Services Agreement provides for terms ranging from 6 to 18 months for such services.

As discussed in the Form 10, Brinks and the Company have also entered into certain other agreements including the Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Non-Compete and Non-Solicitation Agreement, Brand Licensing Agreement, and Change in Control Agreement. See Note 9 for further discussion of the spin-off transaction.

Note 3 – Property and Equipment, net

The following table presents the Company’s property and equipment, net:

(In millions)	Sept. 30, 2008	Dec. 31, 2007
Land	$2.5	$2.5
Buildings	15.5	15.5
Leasehold improvements	3.3	3.1
Security systems	906.3	840.2
Capitalized software	23.5	21.2
Computers and office equipment	42.8	45.3

	993.9	927.8
Accumulated depreciation and amortization	(345.1)	(321.8)

Property and equipment, net	$648.8	$606.0

The following table presents depreciation and amortization expense:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2008	2007	2008	2007
Property and equipment (a)	$18.5	$16.8	$54.0	$48.4
Amortization of deferred subscriber acquisition costs	3.0	3.0	9.9	9.0

Total Depreciation and Amortization	$21.5	$19.8	$63.9	$57.4

(a)	Includes amortization of capitalized software costs of $0.6 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively, and $1.6 million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively.

Note 4 – Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant infrequent or unusual items. The Company’s effective income tax rate for the third quarter of 2008 was 38.0%, compared with 44.1% in the same period last year. The Company’s effective income tax rate for the nine months ended September 30, 2008 was 38.4% compared with 39.7% for the comparable period in 2007. The higher 2007 tax rates primarily reflect an increase in unrecognized tax benefits in the third quarter of 2007 for federal and state positions pursuant to FIN 48.

Note 5 – Share-Based Compensation Plans

For the periods ended September 30, 2008 and 2007, share-based compensation represents the costs related to Brinks share-based awards granted to employees of BHS recognized under the provisions of Statements of Financial Accounting Standard No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2008	2007	2008	2007
Stock options	$0.6	$0.4	$1.5	$1.1
Tax benefit	(0.2)	(0.1)	(0.5)	(0.4)

Total share-based compensation, net of tax	$0.4	$0.3	$1.0	$0.7

Through September 30, 2008, only Brink’s stock options had been granted under the Brink’s 2005 Equity Incentive Plan. Share-based compensation expense related to stock options was determined using the fair value of Brinks options as calculated using the Black-Scholes option-pricing model using assumptions comparable to those disclosed in the Form 10.

The following table summarizes stock options outstanding as of September 30, 2008, as well as activity during the nine months then ended:

(options in thousands)

	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2007	297	$52.50
Granted	118	64.18
Exercised	(50)	37.00
Forfeited or expired	(2)	63.72

Outstanding at September 30, 2008	363	58.41

Exercisable at September 30, 2008	137	51.50

As of September 30, 2008, there was $1.5 million of unrecognized compensation expense, net of estimated forfeitures, for unvested stock options, that will be recognized over the remaining weighted-average vesting period of approximately 1.5 years. See Note 9 regarding the modification accounting that occurred on October 31, 2008 in connection with the spin-off from Brink’s.

Other Share-Based Compensation

Employees of the Company participate in Brink’s deferred compensation plan that allowed participants to defer a portion of their compensation into common stock units of Brink’s. During February 2008, Brink’s distributed 139,411 shares of common stock to the Company’s participants who had elected to withdraw vested units from the plan. At September 30, 2008, the plan held 14,759 common stock units on behalf of Company employees.

Note 6 – Other Operating Income, Net

(In millions)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Hurricane Katrina insurance settlement gains	$—	$—	$—	$2.3
Royalty income	0.9	0.3	1.4	1.0
Foreign currency transaction gains (losses), net	(0.1)	0.5	(0.4)	0.8
Other	(0.2)	—	—	0.1

Total	$0.6	$0.8	$1.0	$4.2

Insurance settlement gains of $2.3 million were recorded in 2007 for final settlement of property damage and business interruption insurance claims related to Hurricane Katrina.

Note 7 – Geographic Information

Revenues by country for the three and nine months ended September 30, 2008 and 2007, respectively, were as follows:

(In millions)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
United States	$133.4	$122.4	$391.0	$353.2
Canada	2.0	1.9	6.1	5.2

Total	$135.4	$124.3	$397.1	$358.4

No single customer represents more than 10% of total revenue.

As of September 30, 2008, long-lived assets, consisting of property and equipment, net, and deferred charges by country were as follows:

(In millions)	Sept. 30, 2008	Dec. 31, 2007
United States	$720.2	$674.0
Canada	14.3	15.2

Total	$734.5	$689.2

Net liabilities related to the Canadian operations totaled $1.6 million as of September 30, 2008 and $2.6 million at December 31, 2007.

Note 8 – Commitments and Contingent Matters

Insurance

The Company expects to file insurance claims related to property damage and business interruption insurance coverage for losses sustained from Hurricane Ike which occurred in mid-September 2008. As of September 30, 2008, the Company recorded $0.3 million for estimated losses incurred through the third quarter. The total range of loss, including future lost contractual revenues and excluding any potential insurance recovery, is estimated to be between $0.5 and $0.9 million. Claims for lost revenues under business interruption coverage will be recognized as operating income when the claims are settled. Management does not currently expect the impact of the hurricane to be material to the Company’s financial position or results of operations.

Joint and Several Liability with Brink’s

Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the “Health Benefit Act”), Brink’s and its majority-owned subsidiaries at July 20, 1992, including certain material subsidiaries of the Company, are jointly and severally liable with certain of Brink’s other subsidiaries for approximately $300 million of health care coverage obligations provided for by the Health Benefit Act as of December 31, 2007. A Voluntary Employees’ Beneficiary Associate trust has been established by Brink’s to pay for these liabilities, although the trust may not have sufficient funds to satisfy the obligations. None of this amount has been reflected as a liability in these consolidated financial statements. BHS Holdings entered into an agreement with Brink’s pursuant to which Brink’s has indemnified BHS Holdings and its subsidiaries for any and all liabilities and expenses related to Brink’s former coal operations, including any health care coverage obligations.

Legal Proceedings

The Company is involved in various lawsuits and claims in the ordinary course of business. The Company has recorded accruals for losses that are considered probable and reasonably estimable. The Company believes that the ultimate disposition of these matters will not have a material adverse effect on its liquidity or financial position; however, losses from these matters or changes in estimates of losses for these matters may result in income or expense in any one accounting period that is material in comparison to the earnings of that period.

On September 26, 2008, and September 29, 2008, two patent infringement lawsuits were filed against BHS and numerous other defendants. These lawsuits have not yet been served. Based on all information currently available the Company is not yet able to determine if a loss is probable or remote with respect to these cases; therefore, the Company has concluded that the risk of loss is reasonably possible, as defined by applicable accounting rules. The Company is not able to estimate the range of potential loss for these matters. BHS intends to utilize all available defenses to defend vigorously against these claims.

Note 9 – Subsequent Events

Credit Facility

On October 21, 2008, BHS Holdings entered into a four-year unsecured $75 million revolving credit facility with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent (“Credit Facility”). The Company has the option, subject to customary conditions, to increase the commitment by up to $50 million, not to exceed $125 million in the aggregate. The Credit Facility, which is guaranteed by BHS, is available for general corporate purposes, including the issuance of letters of credit of up to $15 million.

The Credit Agreement includes a requirement that the Company maintain: (i) a Leverage Ratio (as defined in the Credit Agreement) of no more than 2.5 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 2.0 to 1.0 for each period of four consecutive fiscal quarters.

The pricing on the Credit Facility is based on, at the Company’s discretion, the greater of the Prime Rate or the Federal Funds Rate plus one-half of one percent, or LIBOR, plus an adjustment based on the company’s leverage ratio, as defined by the Credit Facility. The company is charged a commitment fee of between 0.25% and 0.35% on the unused portion of the facility, also tiered based on the Company’s leverage ratio.

No borrowings have been made under the Credit Facility. However, On November 3, 2008, the Company used availability under the Credit Facility to issue letters of credit totaling $2.7 million.

The Spin-Off Transaction

The Company’s Registration Statement on Form 10 was declared effective by the SEC on October 8, 2008. The separation of BHS Holdings from Brink’s was completed as of October 31, 2008, through a distribution of 100% of the common stock of BHS Holdings to the holders of record of Brink’s common stock as of October 21, 2008. To effect the separation, BHS Holdings, Inc. was formed on May 22, 2008, as a wholly-owned subsidiary of Brink’s, having no independent assets or operations. Immediately prior to the separation, pursuant to the Separation and Distribution Agreement, the assets and liabilities of BHS were transferred to BHS Holdings in return for approximately 45.8 million shares of BHS Holdings common shares. In connection with the separation from Brink’s, the Company and Brink’s executed the following transactions or agreements which involved no cash:

•	Brink’s distributed 45.8 million shares of BHS Holdings common stock to holders of Brink’s common stock;

•	All intercompany balances between the Company and Brink’s were forgiven;

•	The percentage of revenues the Company pays to Brink’s for the use of the Brink’s brand was decreased from approximately 7.0% to 1.25% of revenues pursuant to the Brand Licensing Agreement;

•	The Company transferred to Brink’s a third-party royalty agreement and the rights to related royalty income to be earned in the future under the agreement;

•

In accordance with the Tax Matters Agreement between the Company and Brink’s, Brink’s will, in general, be responsible for any and all taxes reported on any joint return through the date of separation, which may also include the Company for periods prior to the separation. The Company will be responsible for any and all taxes reported on any BHS separate tax return and on any consolidated returns for BHS Holdings subsequent to the separation;

•

In accordance with the Employee Matters Agreement, Brink’s share-based awards held by BHS employees and directors were converted to equivalent share-based awards of BHS Holdings, with the number of shares and, in the case of stock options, exercise price being equitably adjusted to preserve the intrinsic value. The conversion was accounted for as a modification under the provisions of SFAS 123R, and resulted in an immaterial increase in the fair value of the awards, which will be recognized as additional compensation expense at the modification date for fully vested awards, or over the shorter of the remaining requisite service period or to retirement eligible date.

•

In recognition of certain non-employee directors, who transitioned from the Board of Directors of Brink’s to the Board of Directors of the Company in connection with the separation, and the appointment of a new director, the Company granted an aggregate of 29,240 shares of restricted stock units to such directors on November 14, 2008.

The assets and liabilities transferred to the Company from Brink’s also included $50 million in cash, which was contributed to the Company by Brink’s on October 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by or that otherwise include the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “prospects,” “outlook,” and similar words or expressions, or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements. We disclaim any intention to, and undertake no obligation to, revise any forward-looking statements, whether as a result of new information, a future event, or otherwise. These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to risks inherent in our spin-off from our former parent corporation, including increased costs and reduced profitability associated with operating as an independent company, the demand for our products and services, the ability to identify and execute further cost and operational improvements and efficiencies in our core business, the actions of competitors, our ability to successfully rebrand, our ability to identify strategic opportunities and integrate them successfully, our ability to maintain subscriber growth, the number of household moves, the level of home sales or new home construction, potential instability in housing credit markets, our estimated reconnection experience, our ability to cost-effectively develop or incorporate new systems or technology in a timely manner, the availability and cost of capital and general business conditions. For additional risks and uncertainties that could impact our forward-looking statements, please see the Company’s Form 10, including but not limited to the discussion under “Risk Factors” therein, filed with the Securities and Exchange Commission, which you may view at www.sec.gov.

General

The following discussion, which presents the results of Brink’s Home Security Holdings, Inc. (“BHS Holdings” or the “Company”), and its consolidated subsidiaries, should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 2007 and 2006, and each of the years in the three-year period ended December 31, 2007, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all included in the Company’s Registration Statement on Form 10 filed with the U.S. Securities and Exchange Commission (“SEC”), which became effective on October 8, 2008 (“Form 10”).

This discussion is intended to provide information that will assist the reader in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of the Company as a whole, as well as how certain accounting principles affect the Company’s financial statements. Unless otherwise indicated, all references to earnings per share (EPS) are on a diluted basis.

The Spin-Off

The spin-off of BHS Holdings by The Brink’s Company (“Brink’s”) was completed on October 31, 2008 through a distribution of 100% of the common stock of BHS Holdings to the holders of record of Brink’s common stock (the “Distribution”). The Distribution was pursuant to a Separation and Distribution Agreement by which Brink’s contributed to BHS Holdings all of the assets and liabilities associated with the Brinks Home Security (“BHS”) business. Brink’s distributed all of the shares of BHS Holdings as a stock dividend on Brink’s common stock on October 31, 2008 to all Brink’s shareholders of record as of October 21, 2008.

In connection with the spin-off, the following key transactions or events occurred:

•	The Company’s Registration Statement on Form 10 was declared effective by the SEC on October 8, 2008;

•

Brink’s received a private letter ruling from the Internal Revenue Service and an opinion of counsel that the distribution of BHS Holdings common stock qualifies as a tax free distribution for U.S. Federal income tax purposes;

•	Brink’s contributed $50 million to BHS Holdings on October 31, 2008 and all intercompany balances were forgiven;

•	On October 21, 2008, BHS Holdings entered into a $75 million unsecured credit facility, with an option to increase it to $125 million;

•

Brink’s retained all assets and liabilities related to the qualified and non-qualified Brink’s defined benefit pension plans, and will make all required payments under such plans to the Company’s current or former employees.

On November 3, 2008, after completion of the distribution, BHS Holdings began trading as an independent public company on the New York Stock Exchange under the symbol “CFL”, reflecting its corporate mission of creating “Customers For Life”.

Third Quarter Operating Performance Overview

•	The Company achieved revenue growth of 9% for the third quarter of 2008 compared to the third quarter of 2007, despite the continued softness in the housing market and overall economic environment;

•

The Company’s subscriber base continued to grow and was 7% higher at the end of the third quarter compared to the end of the third quarter of 2007, with approximately 1.3 million subscribers, contributing to a 10% increase in monthly recurring revenue to approximately $40 million in September 2008 ;

•

Operating profit increased to $22.8 million, or 16.8% of revenues, for the third quarter of 2008, compared to $14.8 million, or 11.9% of revenues, in last year’s third quarter. For the nine months ended September 30, 2008, operating profit was $69.3 million, or 17.5% of revenues, compared to $54 million, or 15.1% of revenues in the comparable 2007 period.

Summary of Results

($ in millions, except EPS)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2008	Sept.30, 2007	Sept. 30, 2008	Sept. 30, 2007
Revenues	$135.4	$124.3	$397.1	$358.4
Costs and Expenses:
Cost of revenues	76.3	70.4	219.1	201.6
Selling, General and Administrative (SG&A)	36.9	39.9	109.7	107.0

Total costs and expenses	113.2	110.3	328.8	308.6
Other operating income, net	0.6	0.8	1.0	4.2

Operating profit	22.8	14.8	69.3	54.0
Interest expense	0.2	0.3	0.6	0.9

Income before income taxes	22.6	14.5	68.7	53.1
Income tax expense	8.6	6.4	26.4	21.1

Net Income	$14.0	8.1	42.3	32.0

Pro Forma Diluted EPS	$0.30	$0.18	$0.92	$0.70

Average shares assuming dilution (1)	45.9	45.9	45.9	45.9

(1)	The number of shares used to compute pro forma diluted earnings per share is based on the number of shares of BHS Holdings common stock outstanding on the distribution date plus the estimated potential dilution assuming options granted under Brink’s equity-based compensation arrangements were exercised or converted into BHS Holdings common stock.

For the third quarter of 2008, the Company reported net income of $14.0 million, or $0.30 per share (calculated on a pro forma basis), compared to $8.1 million, or $0.18 per share (pro forma), for the comparable 2007 period. Net income for the first nine months of 2008 was $42.3 million, or $0.92 per share (pro forma), compared to $32.0 million, or $0.70 per share (pro forma), for the first nine months of 2007.

The improved results were primarily driven by a larger subscriber base and higher average monitoring rates.

($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Profit
Profit from recurring services (a)	$47.4	$39.4	$145.4	$124.7
Investment in new subscribers(b)	(24.6)	(24.6)	(76.1)	(70.7)

Operating profit	$22.8	$14.8	$69.3	$54.0

Monthly recurring revenues(c)			$39.8	$36.3

Depreciation and amortization(d)	$21.5	$19.8	$63.9	$57.4
Impairment charges from subscriber disconnects	16.7	13.6	41.4	37.9
Amortization of deferred revenue(e)	(10.5)	(8.9)	(30.5)	(25.6)
Deferral of subscriber acquisition cost (current year payments)(f)	(5.8)	(5.9)	(17.9)	(18.0)
Deferral of revenue from new subscribers (current year receipts)(g)	10.7	11.6	34.3	35.8

Capital Expenditures
Security systems	$(42.3)	$(42.2)	$(127.9)	$(124.9)
Other	(2.9)	(5.1)	(7.4)	(10.3)

Total capital expenditures	$(45.2)	$(47.3)	$(135.3)	$(135.2)

(a)	Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues. The non-GAAP measure is discussed below under the caption “Key Performance Measures – Profit from Recurring Services and Investment in New Subscribers”.
(b)	Primarily marketing and selling expenses, net of the deferral of subscriber acquisition costs (primarily a portion of sales commissions and related costs) incurred in the acquisition of new subscribers. This non-GAAP measure in discussed below under the caption “Key Performance Measures – Profit from Recurring Services and Investment in new Subscribers”.
(c)	The non-GAAP measure is discussed below under the caption “Key Performance Measures – Monthly Recurring Revenue.”
(d)	Includes amortization of deferred subscriber acquisition costs.
(e)	Includes amortization of deferred revenue related to active subscriber accounts as well as recognition of deferred revenue related to subscriber accounts that disconnect.
(f)	Includes cash payments for incremental sales compensation, fringe benefits and related costs that are directly attributable to successful customer acquisition efforts and that are deferred and recognized over the expected life of the customer relationship.
(g)	Includes cash receipts from new subscribers, including connection fees and equipment installation fees that are deferred and recognized over the expected life of the customer relationship.

Key Performance Measures

The Company views its business as having two key activities: acquiring new customers and managing its existing customer base. Management evaluates the business around these two activities, and many of the key performance metrics are focused on one or both of these activities.

Monthly Recurring Revenue

In managing our existing customer base, we use monthly recurring revenue, or MRR, a non-GAAP measure, to evaluate our performance. We believe the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from subscriber fees that a monitored security alarm business produces. This supplemental non-GAAP information should be reviewed in conjunction with our historical consolidated statements of income. MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber earned in the last month of the period for contractual monitoring and maintenance services.

Our computation of MRR may not be comparable to that of our competitors. A reconciliation of MRR to total revenue for the nine months ended September 30, 2008 and 2007 is presented in the tables below:

(In millions)

	Nine Months Ended Sept. 30,
	2008	2007
Monthly Recurring Revenue	$39.8	$36.3
Amounts excluded from MRR:
Amortization of deferred revenue (a)	3.4	2.8
Installation and other revenue (b)	2.0	2.6

Revenue (GAAP basis):
September	45.2	41.7
January – August	351.9	316.7

Total period revenue	$397.1	$358.4

(a)	Includes amortization of deferred revenue related to active subscriber accounts as well as recognition of deferred revenue related to subscriber accounts that disconnect.
(b)	Revenues that are not pursuant to monthly contractual billings, including revenues from such sources as ad-hoc field service calls, product sales and installation fees not subject to deferral, terminated contract billings, pass-through revenue (e.g., alarm permit fees, false alarm fines) and partial month revenues recognized from customers who disconnected during the last month of the period and are therefore not included in MRR. This amount is reduced for certain revenue adjustments, primarily customer goodwill credits and other billing adjustments, and for the amount included in MRR for new customers added during the last month of the period for those portions of the month for which revenues were not recognized for such customers.

Profit from Recurring Services and Investment in New Subscribers

Profit from recurring services reflects the monthly monitoring and service earnings generated from the existing subscriber base, including the amortization of deferred revenues, net of all general and administrative expenses. Impairment charges from subscriber disconnects, depreciation and amortization expenses, including the amortization of deferred subscriber acquisition costs, are also charged to recurring services. Operating profits from recurring services are affected by the size of the subscriber base, the amount of operational costs, depreciation, the level of subscriber disconnect activity and changes in the average monthly monitoring fee per subscriber. We consider profit from recurring services to be an important non-GAAP component of our operating profit. We believe this component of operating profit allows investors and others to understand the operating income from security systems that have been installed.

Investment in new subscribers is the net expense, primarily direct materials, direct and indirect labor, and marketing and selling expenses, net of capitalized costs and deferred acquisition costs incurred to add to the subscriber base every year. The amount of the investment in new subscribers charged to income may be influenced by several factors, including the growth rate of new subscriber installations and the level of costs incurred to attract new subscribers, which can vary widely depending on the customer acquisition channel. As a result, increases in the rate of investment (the addition of new subscribers) may have a negative effect on current operating profit but a positive impact on long-term operating profit, cash flow and economic value. We consider investment in new subscribers to be an important non-GAAP component of our operating profit. We believe this component of operating profit allows investors and others to understand the amount of net expenses associated with the installation of new subscribers.

Subscriber Activity

The steady growth of our subscriber base is crucial to drive MRR expansion as well as to leverage costs of our operations. The following table summarizes subscriber activity.

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Number of subscribers:
Beginning of period	1,271.5	1,175.1	1,223.9	1,124.9
Installations (a)	42.7	45.7	131.5	136.7
Disconnects (a)	(28.9)	(20.6)	(70.1)	(61.4)

End of period	1,285.3	1,200.2	1,285.3	1,200.2

Average number of subscribers	1,279.1	1,187.7	1,259.0	1,163.8

Annualized disconnect rate(b)	9.0%	6.9%	7.4%	7.0%

(a)	Customers who move from one location and then initiate a new monitoring agreement at a new location are not included in either installations or disconnects. Dealer accounts cancelled and charged back to the dealer during the specified contract term are also excluded from installations and disconnects. Inactive sites that are returned to service reduce disconnects. Disconnects resulting from cancellations of multi-family housing contracts were approximately 1,600 in the third quarter of 2008 and 2,900 for the first nine months of 2008, compared to 200 and 3,300 for the same periods in 2007.
(b)	The annualized disconnect rate is a ratio, the numerator of which is the number of customer cancellations during the period (adjusted to an annual number) and the denominator of which is the average number of customers during the period. The gross number of customer cancellations is reduced for customers who move from one location and then initiate a new monitoring agreement at a new location, accounts charged back to the dealers because the customers cancelled service during the specified contractual term, and inactive sites that are returned to active service during the period.

Installations were 7% lower in the third quarter of 2008 and 4% lower in the first nine months of 2008 compared to the same periods in 2007, primarily due to fewer residential installations which the Company attributes to the continued slow housing market, partially offset by an increase in commercial installations of 11% for the third quarter of 2008 and 8% in the first nine months of 2008 over the same periods in the prior year. Year-over-year declines in installation growth are expected to continue next quarter and potentially beyond due to sluggish residential real estate activity in the U.S. Despite the decline in installation levels for the first nine months of 2008, the average number of subscribers increased 8% compared to the same period in 2007.

The annualized disconnect rate for the third quarter of 2008 was 9.0%, and 7.4% for the first nine months of 2008 compared to 6.9% and 7.0% for the same periods of 2007. There are three primary drivers of the third quarter increase in disconnect rate as compared to the 2007 period, the most significant being an increase in customer requested cancellations and customer moves to rented housing which appears to be related to the slowing economy. Additionally, cancellations of 1,600 multi-family housing subscriber monitoring contracts, and reconciliation adjustments related to 1,000 subscriber accounts both increased in the third quarter of 2008 as compared to the same 2007 period; these adjustments affected the annualized disconnect rate for the quarter, but did not generate impairment charges or materially affect net profit for the period. The multi-family contract cancellations and technical adjustments are flat for the nine month period of 2008 compared to the same 2007 period. Excluding multi-family contract cancellations and technical subscriber adjustments, the disconnect rate for the third quarter of 2008 would have been 8.1% and 7.0% for the first nine months of 2008 compared to 7.1% and 6.6% for the same periods of 2007. There was a slight increase in disconnects resulting from account write-offs; however, this was not a primary driver of the increase in the disconnect rate for the third quarter or nine month period of 2008 as compared to the same 2007 periods.

Disconnect rates are typically higher in the second and third calendar quarters of the year because of an increase in residential moves during summer months. The Company currently expects that the disconnect rate for the fourth quarter of 2008 will be lower than the third quarter rate but higher than the rate recorded for the fourth quarter of 2007, and therefore expects that the full year disconnect rate for 2008 will be between 7.5% and 7.8%. The Company is continually focused on minimizing customer disconnects; however, the Company now expects to experience slightly higher levels of disconnects due to customer requested cancellations, and also possibly due to financial write-offs, during the next several quarters than it has experienced in the last several years.

Results of Operations

Revenues

Revenues increased $11.1 million, or 9%, for the third quarter of 2008, and $38.7 million, or 11%, for the first nine months of 2008 over the comparable 2007 periods. The increase in both periods was primarily due to a 7% larger ending subscriber base and a 2% increase in average monitoring rates, partially offset by a decline in Brink’s Home Technologies (“BHT”) pre-wire and trim-out revenues, which comprises approximately 2% of total revenues. Revenues for the first nine months of 2008 were also increased by a $1.8 million accounting correction recorded in the second quarter of 2008 resulting from the process used to recognize deferred revenues. The larger subscriber base and higher average monitoring and service rates also contributed to a 10% increase in MRR as of September 30, 2008 compared to September 30, 2007.

Cost of Revenues

Cost of revenues increased $5.9 million, or 8% to $76.3 million in the third quarter of 2008 from $70.4 million in the same 2007 period. For the first nine months of 2008, cost of revenues increased by $17.5 million, or 9%, to $219.1 million, from $201.6 million in the same 2007 period. Year-to-date cost of revenues was 55% of revenues in 2008 and 56% in 2007

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses decreased by $3.0 million, or 8%, to $36.9 million in the third quarter of 2008 from $39.9 million in the third quarter of 2007. SG&A expenses were 27% of revenues in the third quarter of 2008 compared to 32% in same 2007 period. SG&A expenses for the first nine months of 2008 increased by $2.7 million, or 3%, to $109.7 million from $107.0 million for the same 2007 period. Year-to-date, SG&A expenses were 28% of revenues in 2008 and 30% in the 2007 period. The decline in third quarter SG&A expenses, and the low growth of SG&A expenses during the first nine months of 2008 as compared to the same 2007 periods was primarily due to the prior year third quarter $2.5 million litigation settlement charge, and a decline in the corporate overhead allocation from Brink’s of $1.8 million and $2.2 million in the third quarter of 2008 and first nine months of 2008, respectively, as compared to the same 2007 periods.

Other Operating Income, Net

Other operating income, net, was $0.6 million in the third quarter of 2008 compared to $0.8 million in the third quarter of 2007. For the nine months ended September 30, 2008, other operating income, net, was $1.0 million, down from $4.2 million for the comparable 2007 period. In 2007, the Company recorded a gain of $2.3 million for settlement of property damage and business interruption insurance claims related to Hurricane Katrina.

Operating Profit

Operating profit increased $8.0 million or 41% to $22.8 million in the third quarter of 2008 compared to $14.8 million in last year’s third quarter. For the nine months ended September 30, 2008, operating profit was $69.3 million, a 28% increase from the comparable 2007 period. The operating profit improvement was due to higher profit from recurring services, slightly offset, on a year-to-date basis, by increased investment in new subscribers. Higher profit from recurring services in 2008 was primarily due to incremental revenues generated from the larger subscriber base, combined with higher average monitoring rates. In the third quarter of 2008, the Company recorded $0.3 million for estimated losses incurred through the third quarter of 2008 associated with Hurricane Ike. The Company estimates the total range of loss, including business interruption losses, asset impairments, and service costs, and excluding any potential insurance recovery, to be between $0.5 million and $0.9 million. In the third quarter of 2007, the Company recorded a $2.5 million legal settlement charge. Impacting the first nine months of 2008 was a $2.4 million accounting correction resulting from the process used to recognize deferred revenues and deferred costs. Impacting the first nine months of 2007 was a $2.3 million insurance gain recorded in other income for the final settlement of property damage and business interruption related to Hurricane Katrina. For the first nine months of 2008, higher investment in new subscribers was primarily due to increased fuel cost reimbursement, increased advertising and marketing costs, and increased costs associated with building the commercial sales infrastructure.

For the remainder of 2008, we expect continued weakness in the housing market and overall consumer spending environment, which will further slow the rate of growth in the subscriber base. We are, however, seeking to maintain momentum in new customer installations through continued investment in direct response marketing aimed at prospective residential and commercial monitored security subscribers, expansion of commercial customer acquisition channels, marketing alliances, and expanded relationships with homebuilders and dealers As a result, the investment in new subscribers, on a per new subscriber basis, may continue to increase in the near future.

We believe that operating profit in 2009 will be affected by higher marketing costs as a result of the development and roll out of the new brand, substantially offset by lower royalty expense. We currently expect that the cumulative incremental marketing costs for the branding project may exceed the cumulative effect of the reduction in royalty expense over the course of the next 24- to 36-month period following the rollout of the new brand. The reduction in royalty expense began immediately after the spin-off, but the significant increase in branding costs is not anticipated to begin until the rollout of the new brand begins in the third quarter of 2009.

Interest Expense

Interest expense was $0.2 million and $0.6 million for the third quarter of 2008 and first three quarters of 2008, respectively, compared to $0.3 million and $0.9 million for the comparable periods in 2007. The fluctuations in interest expense are consistent with the related intercompany payable to Brink’s during the periods presented.

Income Taxes

The Company’s effective income tax rate for the third quarter of 2008 was 38.0%, compared with 44.1% in the same period last year. The Company’s effective income tax rate for the nine months ended September 30, 2008 was 38.4% compared with 39.7% for the comparable period in 2007. The higher 2007 tax rates primarily reflect an increase in unrecognized tax benefits in the third quarter of 2007 for federal and state positions pursuant to FIN 48.

Liquidity and Capital Resources

The Company ended the third quarter of 2008 with $4.2 million in cash and cash equivalents and no borrowings outstanding.

On October 31, 2008, Brink’s contributed $50 million cash to the Company as part of the spin-off transaction. An additional source of liquidity is an unsecured $75 million revolving credit facility that the Company entered into on October 21, 2008 with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent (“Credit Facility”). The Company has the option, subject to customary conditions, to increase the commitment by up to $50 million, not to exceed $125 million in the aggregate. The Credit Facility, which is guaranteed by BHS, is available for general corporate purposes, including the issuance of letters of credit of up to $15 million.

Cash Flows

Our cash flows from operations include cash received from monthly recurring revenue and upfront fees received from customers, less cash costs to monitor subscribers and certain costs, principally marketing and indirect selling costs, associated with new customer installations. Cash used in investing activities is primarily the cash used to install new monitored security sites, including equipment costs, direct labor, an allocation of indirect labor and overhead incurred as a result of installation activities. Cash used in investing activities also includes payments made to purchase installed security equipment and related customer contracts from authorized dealers. Cash flows from financing activities have historically related primarily to distributions of cash from, and contributions of cash to, Brink’s.

Summary Cash Flow Information

($ in millions)

	Nine Months Ended September 30,
	2008	2007
Net cash provided by(used in):
Operating activities	$154.5	$142.2
Investing activities	(135.3)	(133.2)
Financing activities	(18.3)	(7.3)
Effect of exchange rate	—	0.1

Net increase/(decrease) in cash and cash equivalents	$0.9	$1.8

Cash Flow from Operating Activities

Operating cash flows increased by $12.3 million to $154.5 million through the third quarter of 2008 compared to the same 2007 period, primarily due to lower working capital usage. Cash flows from operating activities in 2009 will be affected by higher marketing costs relating to building a new brand, partially offset by lower royalty expense.

Cash Flow from Investing Activities

($ in millions)

	Nine Months Ended September 30,
	2008	2007
Capital Expenditures:
Security Systems	$127.9	$124.9
Other	7.4	10.3

Total Capital Expenditures	$135.3	$135.2

Capital expenditures for the full year 2008 are currently expected to range between $175 million to $180 million.

Cash Flow from Financing Activities

Cash flows from financing activities are primarily contributions to and distributions from Brink’s resulting from operating activities. Management believes that cash flow generated from operations, combined with existing cash balances, cash contributed by Brink’s at the distribution date, and the $75 million credit facility that became effective on October 31, 2008, will be adequate to fund working capital requirements and capital expenditures for the foreseeable future; therefore, no additional external financing is expected to be required.

Contractual Obligations and Off-Balance Sheet Arrangements

Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases. The Company leases facilities, vehicles and other equipment under long-term operating leases. The Company expects that, in the normal course of business, the majority of operating leases will be renewed or replaced by other leases. In August 2008, the Company entered into a lease to expand its headquarters office space in Irving, Texas by approximately 40,000 square feet. The lease term is five years, nine months with two five-year renewal options. The minimum annual lease payments are approximately $480,000 beginning in January 2009.

The Company entered into a Brand Licensing Agreement with Brink’s Network, Incorporated, a subsidiary of Brink’s, which will require us to pay 1.25% of net revenues for three years following the spin-off, subject to earlier termination under certain circumstances.

Aggregate information about the Company’s obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the Company’s Form 10.

Share-Based Compensation

As of September 30, 2008, there was $1.5 million of unrecognized compensation expense, net of estimated forfeitures, for unvested stock options, which will be recognized over the remaining weighted-average vesting period of approximately 1.5 years.

There were no material changes to share-based compensation cost reported during the third quarter or first three quarters of 2008 as compared to the respective 2007 periods.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates estimates used, including those related to revenue recognition, security system capitalization, useful lives of security systems, deferred subscriber acquisition costs, impairment of security systems, and the allowance for doubtful accounts. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes in the Company’s critical accounting policies during the first nine months of 2008. For a further discussion of the judgments management makes in applying its accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 42 in the Company’s Form 10 filed with the SEC, which became effective on October 8, 2008.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 to the Unaudited Interim Consolidated Financial Statements.

Trends, Risks and Uncertainties of Our Business

Publicly Traded Company. We now operate as a separate publicly traded company. Expenses as a result of our being a public company include additional amounts for legal and accounting services, governance and compliance costs, Board of Director fees and expenses, transfer agent fees, additional insurance costs, printing and filing fees and amounts for treasury, tax, investor and public relations. We currently estimate the annual incremental cost of operating as a separate company to range from $8 million to $10 million; however, other than short-term transition services charges, which are not expected to be material, we will no longer incur an allocated corporate expense charge from Brink’s, which was $8.0 million in 2007 and $3.7 million for the first nine months of 2008. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. In addition, difficulties in complying with the Sarbanes-Oxley Act and other legal and accounting requirements applicable to public companies could affect our market value.

Tax –Free Transaction Status. As part of the spin-off, the Tax Matters Agreement entered into between the Company and Brink’s will provide for certain covenants that may restrict the Company’s ability to pursue strategic or other transactions that may maximize the value of the Brinks Home Security business and may discourage or delay a change of control that may be considered favorable to the Company’s shareholders. Though valid as between the parties, the Tax Matters Agreement will not be binding on the IRS.

Building a New Brand. In accordance with the Brand Licensing Agreement entered into as part of the spin-off, we will be required to develop and market a new brand. There is uncertainty in regards to the timing, the duration and the amount of expense to be incurred in the branding project. We anticipate an incremental investment that ranges from $100 to $150 million will be spread out over a minimum of 24 months after the rollout of the new brand commences, which we currently expect will occur during the third quarter of 2009. These estimates are dependent on strategic marketing decisions that will be made during the development and rollout of the new brand. As part of the branding effort, we will communicate with our customers regarding our conversion to a new brand name. As we introduce our customers to a new brand name, there is some risk that the volume of new installations and the disconnect rate could be negatively impacted.

There is also a risk that the new brand will not attract prospective new customers as effectively as the Brink’s brand historically has. This could reduce our installation growth rate compared to what we have experienced in our past, and lower installation volume could reduce the future growth rates in operating profit and net income. To counter the effects of lower marketing and sales effectiveness, we may have to advertise more in the future, which could also reduce our operating margins.

Penalties for False Alarms and Police Response. Some local governments impose assessments, fines, penalties and limitations on either subscribers or the alarm companies for false alarms. A few municipalities have adopted ordinances under which both permit and alarm dispatch fees are charged directly to the alarm companies. Our alarm service contracts generally allow us to pass these charges on to customers. If more local governments were to impose assessments, fines or penalties, our customers might find these additional charges prohibitive and the growth of our subscriber base could be adversely affected. Further, to the extent we are unable to pass assessments, fines and penalties on to our customers, our operating results could be materially adversely affected.

Police departments in a limited number of U.S. cities do not respond to calls from monitored security service companies. We have offered affected customers the option of receiving response from private guard companies, which in most cases have contracted with us. This increases the overall cost to customers. If more police departments were to refuse to respond to calls from monitored security service companies, our ability to attract and retain subscribers could be negatively impacted and our results of operations and cash flow could be adversely affected.

Market size and future. We believe, based on a report from IMS Research and United States Census Bureau statistics, that 17% to 22% of U.S. households currently have security systems. There is uncertainty as to what the ultimate penetration rate of security systems in U.S. households may be; however, we believe that there is still significant opportunity for growth in almost all geographic markets.

U.S. economy and home sales. Growth in the U.S. economy has slowed recently, and activity in the new and resale housing markets has been shrinking for some time. Our new installation growth rate slowed during 2006 and 2007 and our installations for the first nine months of 2008 were lower than in the same periods in 2007. Our long-term revenue growth rate depends on installations exceeding disconnects if the housing market downturn is prolonged, our revenues may not grow at the same rate as in the past. Our BHT activity in particular is dependent on new housing construction, and future new housing production is very difficult to predict given current disruption in the credit markets and overall deteriorating economic conditions.

Customer Retention. In a weaker economy, increasing numbers of our current security alarm customers may decide to disconnect our services in an effort to reduce their household or business spending. In addition, increasing numbers of our customers may become severely delinquent in paying for our services and therefore be disconnected by us. These effects may be particularly strong where economic weakness is most pronounced. Economic weakness in our markets could lead to an increase in our disconnect rate and a related decline in our subscriber growth, which in turn could negatively affect our revenue growth, operating profit margins and cash flow from operations.

Technology. The majority of our security systems installed in customers’ locations use traditional fixed-line telecommunications to transmit alarm signals to our monitoring centers. We believe that fixed-line telecommunications technology is the most reliable technology currently available for transmitting security system data. There is a growing trend in our market for customers to exclusively use cell-phone or internet communication technology in their homes and businesses. While we provide the capability for our customers to use these alternative communications technologies to transmit alarm signals, these services are currently not as reliable as traditional fixed-line telephone service. We believe that communication reliability is important to our long-term business model.

Competition. We compete with a number of national, regional and local providers of security services. Our competitors may take the opportunity as we transition to a new brand to increase their market share, and potentially to attract some of our current customers to their service.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s operations and customer base are primarily in the United States, but also include operations in western Canada. These operations expose the Company to certain market risks, including the effects of changes in commodity prices and foreign currency exchange rates. Revenues attributed to the Company’s Canadian operations were approximately 1.5% of total revenues for all periods presented in this quarterly report. While the Company is exposed to fluctuations in foreign currency exchange rates, the impact is not material to the Company’s consolidated financial position or results of operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. Historically, we have relied on certain financial information and resources of The Brink’s Company to manage certain aspects of our business and report our results, including investor relations and corporate communications, accounting, tax, legal, human resources and benefit plan administration and reporting, general management, real estate, treasury, including insurance and risk management, and oversight functions such as Board of Directors and internal audit, including Sarbanes Oxley compliance. In conjunction with our separation from Brink’s, we are enhancing our own financial, administrative, and other support systems. We are also expanding our internal accounting and reporting, legal, auditing and other resources and refining policies and systems, as needed, to meet all regulatory requirements on a stand-alone basis.

Other than those noted above, there were no changes in the Company’s internal control over financial reporting during the Company’s third quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in various lawsuits and claims in the ordinary course of business. The Company has recorded accruals for losses that are considered probable and reasonably estimable. The Company believes that the ultimate disposition of these matters will not have a material adverse effect on its liquidity or financial position; however, losses from these matters or changes in estimates of losses for these matters may result in income or expense in any one accounting period that is material in comparison to the earnings of that period.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors discussed in the Company’s Form 10, which became effective on October 8, 2008.

Item 6.	Exhibits.

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

BRINK’S HOME SECURITY HOLDINGS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Separation and Distribution Agreement between Brink’s Home Security Holdings, Inc. and The Brink’s Company (incorporated herein by reference to Exhibit 2.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on September 25, 2008)

3.1	Amended and Restated Articles of Incorporation of Brink’s Home Security Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on September 25, 2008)

3.2	Bylaws of Brink’s Home Security Holdings, Inc. (incorporated herein by reference to Exhibit 3.2 to Amendment No. 3 the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on September 25, 2008)

4.1	Common Stock Certificate of Brink’s Home Security Holdings, Inc. (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on September 25, 2008)

10.1	Transition Services Agreement between Brink’s Home Security Holdings, Inc. and The Brink’s Company (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on September 25, 2008)

10.2	Form of Tax Matters Agreement between Brink’s Home Security Holdings, Inc. and The Brink’s Company (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on August 14, 2008)

10.3	Brand Licensing Agreement between Brink’s Home Security Holdings, Inc. and The Brink’s Company (incorporated herein by reference to Exhibit 10.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on September 25, 2008)

10.4	Form of Employee Matters Agreement between Brink’s Home Security Holdings, Inc. and The Brink’s Company (incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on July 18, 2008)

10.5	Non-Competition and Non-Solicitation Agreement between Brink’s Home Security Holdings, Inc. and The Brink’s Company (incorporated herein by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on September 25, 2008)

*10.6	Brink’s Home Security Holdings, Inc. 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on September 25, 2008)

*10.7	Brink’s Home Security Holdings, Inc. Key Employees’ Deferred Compensation Program (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on July 18, 2008)

*10.8	Brink’s Home Security Holdings, Inc. Management Performance Improvement Plan (incorporated herein by reference to Exhibit 10.8 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on July 18, 2008)

*10.9	Brink’s Home Security Holdings, Inc. Non-Employee Directors’ Equity Plan (incorporated herein by reference to Exhibit 10.9 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on September 25, 2008)

*10.10	Brink’s Home Security Holdings, Inc. Directors’ Stock Accumulation Plan (incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on September 25, 2008)

*10.11	Brink’s Home Security Holdings, Inc. Key Employees Incentive Plan (incorporated herein by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on July 18, 2008)

*10.12	Brink’s Home Security Holdings, Inc. Plan for Deferral of Directors’ Fees (incorporated herein by reference to Exhibit 10.12 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on July 18, 2008)

*10.13	Form of Brink’s Home Security, Inc. Change in Control Agreement (incorporated herein by reference to Exhibit 10.13 to Amendment No. 1 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on July 18, 2008)

*10.14	Form of Brink’s Home Security, Inc. Indemnification Agreement (incorporated herein by reference to Exhibit 10.14 to Amendment No. 3 to the Registrant’s Registration Statement on Form 10, as amended, filed with the SEC on September 25, 2008)

10.15	Credit Agreement, by and among Brinks Home Security Holdings, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 22, 2008)

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert B. Allen

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Stephen C. Yevich

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert B. Allen

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Stephen C. Yevich

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brinks Home Security Holdings, Inc.

By	/s/ Stephen C. Yevich
Stephen C. Yevich
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 24, 2008