Form 10-K
period 2008-12-31
Brink's Home Security Holdings, Inc.
filed 2009-03-31
CIK 1436040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-34088

Brink’s Home Security Holdings, Inc.

(Exact name of registrant as specified in its charter)

Virginia	80-0188977
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8880 Esters Boulevard, Irving, TX 75063

(Address of principal executive offices)

(Zip Code)

(972) 871-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☒      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of June 30, 2008, the Registrant’s common stock was not publicly traded.

As of March 26, 2009, there were issued and outstanding 45,769,171 shares of common stock.

Documents incorporated by reference: Part III incorporates information by reference from portions of the Registrant’s definitive 2009 Proxy Statement to be filed pursuant to Regulation 14A.

BRINK’S HOME SECURITY HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.	BUSINESS

Overview

Brink’s Home Security Holdings, Inc., which was incorporated in Virginia in 2008, is a full service provider of residential and business security systems. We conduct business in one operating segment primarily through our operating subsidiary, Brink’s Home Security, Inc. (“Brink’s Home Security”), which markets, installs, services, and monitors security alarm systems throughout North America. We operate in more than 250 metropolitan areas and serve over 1.3 million customers in all 50 states and two Canadian provinces. We have developed a reputation for reliability and superior service by making high quality and affordable monitored alarm systems widely available to homeowners and businesses. We believe we are the second largest provider of security alarm monitoring services for residential and commercial properties in North America.

Brink’s Home Security was incorporated in Delaware in 1983 as a wholly owned subsidiary of The Brink’s Company (“BCO”) to address the growing home security market. Brink’s Home Security became a wholly-owned subsidiary of Holdings upon completion of the Spin-off transaction described below. As used in this Report, (a) references to “Holdings,” “Company,” “we,” “us” and “our” refer to Brink’s Home Security Holdings, Inc. and its consolidated subsidiaries, including Brink’s Home Security, after the Spin-off, and (b) references to the “Company” on a historical basis, prior to the Spin-off, refer to Brink’s Home Security and its consolidated subsidiaries, in each case unless the context requires otherwise.

The Spin-off

On September 12, 2008, the Board of Directors of BCO approved the separation of BCO into two independent, publicly traded companies through the distribution of 100% of the common stock of Brink’s Home Security, a wholly-owned subsidiary of BCO, to shareholders of BCO (the “Spin-off”). To effect the Spin-off, BCO transferred all outstanding shares of Brink’s Home Security to Holdings, another wholly owned subsidiary of BCO, through a series of transactions pursuant to a Separation and Distribution Agreement between BCO and Holdings. On October 31, 2008, BCO distributed all of the shares of Holdings to the stockholders of BCO at a ratio of one share of Holdings common stock for each share of BCO common stock held by each such holder as of the record date of October 21, 2008.

In connection with the Spin-off, the following key transactions or events occurred:

•	Our Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission on October 8, 2008.

•

BCO received a private letter ruling from the Internal Revenue Service and an opinion of counsel that the distribution of Holdings’ common stock qualified as a tax-free distribution for U.S. Federal income tax purposes.

•	On October 21, 2008, Holdings entered into a $75 million unsecured credit facility, with an option to increase to $125 million under certain conditions.

•	BCO contributed $50 million in cash to us on October 31, 2008, and all intercompany balances were forgiven.

•

BCO retained all assets and liabilities related to the qualified and non-qualified BCO defined benefit pension plans, and agreed to make all required payments under such plans to our current and former employees;

•

BCO agreed to indemnify us for any and all liabilities and expenses related to BCO’s former coal operations, including any health care coverage obligations. BCO also agreed to indemnify us for certain tax liabilities incurred prior to Spin-off.

•

We entered into a Brand Licensing Agreement with a subsidiary of BCO. Under the agreement, we are entitled to use the Brink’s brand name and logos for no more than three years from the Spin-off date. Under the agreement, our licensing fees decreased to 1.25% of net revenues from the approximate 7% historical rate, and provided for BCO to acquire from us the third party licensing agreements that had historically contributed royalty income to us.

•

We entered into various other agreements with BCO, including a Non-Competition and Non-Solicitation Agreement, pursuant to which BCO agreed not to compete with us in the United States, Canada and Puerto Rico with respect to certain specified activities for a period of five years from the Spin-off date.

On November 3, 2008, after completion of the Spin-off, we began trading “regular way” as an independent public company on the New York Stock Exchange under the symbol “CFL”, reflecting our corporate mission of creating “Customers For Life”.

Business Fundamentals

We serve a geographically diverse customer base of over 1.3 million subscribers located throughout the United States and Western Canada. Our primary customers are residents of single-family homes, which comprise more than 90% of our subscriber base. The majority of new customers is generated organically through our internal sales force, while the remainder is acquired through our authorized dealer program and through partnerships with leading home builders.

We view our business as having two key activities: managing our existing customer base and acquiring new customers. We operate our business with the goal of retaining customers for long periods of time to recoup the initial investment in new subscribers, achieving cash flow break-even in approximately four years. Management of the existing subscriber base is focused on low customer attrition, or customer disconnect rate, which has ranged from 6.4% to 7.5% annually over the past three years.

The predictability of our revenues has enabled us to generate stable cash flow from operations, a substantial portion of which is reinvested each year, at our discretion, to grow the subscriber base. Our ending subscriber base grew 6.3% in 2008, as compared to an 8.8% growth in 2007. Growing the subscriber base requires significant upfront cash investment, consisting primarily of direct materials and labor to install the security systems, direct sales costs, indirect sales costs, marketing costs, and administrative costs related to installation activities. For the last few years, our average total upfront cash outlay for a new customer security system installed by one of our field offices, including amounts expensed and capitalized, has ranged from approximately $1,350 to $1,550. This amount does not take into account upfront installation fees collected from customers, which, on average, have ranged from $300 to $350. Including these payments, our net cash cost per new installation in recent periods has ranged from $1,100 to $1,250. The economics of our installation business varies slightly depending on the customer acquisition channel.

On average, each of our existing 1.3 million subscribers pays us more than $31 per month in recurring cash revenue. We use the cash margin generated on that revenue to offset the initial investment made in new subscribers. Our focus on keeping customer disconnect rates low is fundamental to the success of our economic model.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding monthly recurring revenue, subscriber growth, disconnect rates, and EBITDA from recurring services over the past three years

Marketing and Sales

To grow the subscriber base and to create brand awareness, we market our security systems through national television advertisements, internet advertising, yellow pages, direct mail, alliances with other consumer-based companies, inbound telemarketing, and sales specialists in both Company field offices and our dealer network. Our “direct response” marketing efforts are designed to generate and direct telephone calls and internet traffic into our centralized inbound telemarketing sales group. In addition, on a localized basis, we participate in many different types of local events to promote our services to prospective customers, including home shows, family expos, retail events, and various industry trade shows and meetings.

Sales are generally closed over the phone by the centralized sales group or by field sales personnel during on-site consultations with prospective customers. Our reliance on strict standards for our internal sales force and our dealers enables us to better control the sales process from inception to installation and manage the quality of customer service over the life of the contract. Other sales distribution channels include:

•	our field sales force, which self-generates additional sales from prospective residential and commercial customers;

•	our authorized dealer network, which cost-effectively extends our reach into new geographic areas by aligning with select independent security installers;

•	strategic alliances with other service companies, including home inspection firms, which target new home owners early in the home buying process;

•

our Brink’s Home Technologies (“BHT”) division. BHT, which partners with large national and regional homebuilders to install home security systems, as well as home networking, communications, and home theater and entertainment systems, directly for the owners of new homes and homes under construction; and

•	our national account team, which generates sales from commercial clients with multiple locations.

Although our business is concentrated in residential security, we also market and sell security systems and monitoring services to the commercial market. We believe that expansion of our commercial customer base is a significant growth opportunity for us. Commercial security customers represented approximately 5% of our total customer base as of December 31, 2008. We are continuing to develop additional capabilities and geographic reach in commercial security. During 2008, commercial installation volume grew by 7%, representing approximately 9% of new customer installations.

Services and Products

Monitoring services are generally governed by our standard Protective Service Agreement. Under this agreement, the customer pays the initial installation fees and is then obligated to make monthly payments for the remainder of the initial contract term. The standard term for our Protective Service Agreement is three years, which automatically renews for additional one year periods unless cancelled by either party, except in six states where state law requires the renewal period to be month-to-month. If a customer attempts to cancel the contract prior to the end of the initial or roll-over contract term or is otherwise in default, we have the right under the contract to receive from the customer an amount equal to all remaining monthly payments.

Monitoring services are generally billed monthly in advance. Approximately 45% of our subscribers pay us through automated payment methods. We periodically adjust the standard monthly monitoring rate charged to new subscribers. From time to time, we also may adjust the monthly rates of our existing subscribers who have completed their initial contract terms.

In addition to monitoring service, we provide technical service to our subscriber base for routine maintenance as well as installation of additional equipment. More than half of the subscriber base is enrolled in a service plan which generates recurring monthly revenues. Service contracts comprise the majority of service revenue, with on-call service fees constituting the balance of service revenue.

Generally, we retain ownership of the security equipment used in our monitoring services. However, certain products, installed primarily through our BHT and commercial distribution channels, may be sold directly to the customer. These products include video surveillance equipment, access control, commercial fire alarm systems, wiring for home communications networks, home theater systems, intercom, multi-room sound systems and some security systems.

We select, install and service high quality security products. Our customized control panel is manufactured by a third party to our rigorous specifications. This enhanced control panel and its family of related peripheral components are capable of supporting the vast majority of residential applications and a significant number of commercial applications. We offer a wide variety of high quality detection sensors which communicate with our control panel. These include motion detectors, glass break detectors, perimeter door and window sensors, and smoke and carbon monoxide detectors.

The majority of our subscribers use standard land-line telephone service as the primary communication method for alarm signals from their sites. However, the capability to provide alternative methods of communication of signals from subscribers’ control panels to our central monitoring stations has become increasingly important. We currently offer a variety of wireless alarm communication methods including cellular, digital radio, broadband internet , and voice over internal protocol.

Field Operations

We currently operate 68 field offices located throughout the United States and western Canada, from which locations we provide services for pre-defined ZIP code-based territories including sales calls, security system installations, and field service and repair. Our technical staff of approximately 1,100 technicians provides installation and service support from our field office locations. We have approximately 600 field sales consultants, each of whom completes comprehensive centralized training prior to conducting customer sales presentations. We staff our field offices to efficiently and effectively make sales calls, install security systems, and provide service support based on near-term activity forecasts for each market.

Dealer Network

To expand our geographic coverage and leverage our national advertising, we have an extensive dealer network, which consists of approximately 170 authorized dealers operating in 47 states. In 2008, our dealer network accounted for 21% of new customer installations and 13% of the total subscriber base. Authorized dealers are generally required to adhere to the same high quality standards for both installation and service support as Company-owned field offices.

We provide dealers with a full range of services designed to assist them in all aspects of their business including forwarding sales opportunities, sales and technician training, detailed weekly account summaries, sales support materials, and discounts on security system hardware and installation supplies purchased through our third-party distributor.

We purchase newly installed security systems and related monitoring contracts from our dealers. We conduct thorough due diligence on each dealer to ensure reliability and consistent high quality installations. Subscribers secured by our dealers are geographically diverse and are primarily single-family homeowners. In 2008, 9% of dealer installations were in commercial businesses.

Typically, we have a right of first refusal to purchase sites and related customer relationships sold by authorized dealers, but are not obligated to acquire these sites. Subscriber contracts typically have an initial term of three years and automatically renew on an annual basis. If a contract is canceled during an initial guarantee period, the dealer is required to reactivate the site and contract, or refund the purchase price. To help ensure the dealers’ obligations, we typically withhold a portion of the purchase price for each site.

Monitoring Facilities and Services

Our two monitoring facilities are located in Irving, Texas, and Knoxville, Tennessee. We employ approximately 750 customer care and monitoring professionals, who have completed extensive initial training and continue to receive ongoing training. Both facilities hold Underwriters’ Laboratories (“UL”) listings as protective signaling services stations. UL specifications for monitoring centers cover building integrity, back-up computer and power systems, staffing, and standard operating procedures. Many jurisdictions have laws requiring that security alarms for certain buildings be monitored by UL-listed facilities. In addition, a UL listing is required by insurers of certain commercial customers as a condition of coverage. In the event of an emergency at one of our two monitoring facilities (e.g., fire, tornado, major interruption in telephone or computer service, or any other event affecting the functionality of the facility), all monitoring operations can be automatically transferred to the other facility. Additionally, many non-operator employees at each facility are cross-trained as operators, should there be a short-term or emergency need for additional monitoring operators.

Both of our monitoring facilities operate 24 hours a day on a year-round basis. Incoming alarm signals are routed via an internal communications network to the next available operator in either facility. Operators are quickly updated with information including the name and location of the customer and site, as well as the nature of the alarm signal. Depending upon the type of service specified by the customer contract, operators respond to emergency-related alarms by calling the customer by phone (for verification purposes) and relaying information to local fire or police departments, as necessary. Additional action may be taken by the operators as needed, depending on the specific situation.

Customer Care

We maintain a service culture aimed at creating “Customers for Life”, the basis for our stock market ticker “CFL”, because developing customer loyalty and retention are critical to our long-term success. We take a disciplined approach to selecting the right customers and providing high quality customer service. The customer selection process focuses on evaluating the customer’s ability to honor the standard three-year contract through pre-sale credit evaluation. To maintain our high standard of customer service, we provide high quality training to call center employees, field employees, and dealer personnel, and we continually measure and monitor key operating and financial metrics. We have received awards for our monitoring and customer service, including six consecutive years of recognition by J.D. Power and Associates for delivering “An Outstanding Customer Service Experience” for call center operations and customer satisfaction excellence.

Our employees are trained to provide high quality service through prompt handling of calls and quick resolution of most subscriber issues. We use a customized information system that quickly and accurately provides our customer care specialists with technical and administrative information regarding customers and their security systems, including detailed account and site history. This system enables our personnel to resolve most customer issues with a single contact. Our emphasis on customer service results in fewer false alarms, more satisfied customers, and better customer retention rates. Customer care specialists answer non-emergency telephone calls regarding service, billing and alarm activation issues. Our two monitoring centers provide telephone and Internet coverage 24 hours a day on a year-round basis. To ensure that technical service requests are handled promptly and professionally, all requests are routed through our customer contact centers. Customer care specialists help customers resolve minor service and operating issues related to security systems. In many cases, the customer care specialist is able to remotely resolve technical issues by downloading data directly into the alarm panel at the site. When an issue is not correctable from the customer contact center, our specialist can schedule a field technician service appointment during the same phone call.

Suppliers

We do not manufacture the equipment used in our security systems. Equipment is purchased from a limited number of suppliers and distributors. We maintain minimal inventories of equipment at each field office. Safety stock on certain key items is maintained by third-party distributors to cover minor supply chain disruptions. We do not anticipate any major interruptions in our supply chain.

Industry Trends and Competition

The home security industry has historically been very stable, with revenue growth at an estimated compounded annual rate of 8% over the 2003-2008 timeframe. We have grown revenue at an average annual rate of 11% over the last six years. This time period includes the housing correction that began in 2006. We believe the factors driving this growth include heightened security concerns about crime rates, an aging and wealthier population, an increase in dual income households, increased business travel, and changes in personal time away from the home.

The security monitoring industry is highly fragmented, with the top five companies comprising only about 40% of the total market. Remaining competitors include more than 14,000 local and regional companies, the vast majority of which generate annual revenue of less than $500,000. We believe our primary competitors with national scope include:

•	ADT Security Services, Inc., a part of Tyco International, Ltd.

•	Protection One, Inc.

•	Monitronics International, Inc.

•	Stanley Security Solutions, a part of The Stanley Works

We generally are recognized as the second largest provider of monitored security services to residential and commercial properties in North America.

The North American monitored residential and commercial security industry was estimated to have revenues of approximately $14 billion in 2007. We believe that security industry penetration of single-family owner-occupied housing is relatively low, estimated at approximately 20%, providing significant opportunity for future growth and increased market share. We believe the differentiating factors contributing to our growth over the past several years are our focus on obtaining high quality customers, providing centralized training to all field personnel and dealer representatives, standardized security systems, and a service culture aimed at creating “Customers for Life”. At an estimated $8 billion, the commercial market is larger than the estimated $6 billion residential market, but commercial customers comprise only about 5% of our subscriber base.

Success in the residential and commercial markets depends on a variety of factors including company reputation, market visibility, service quality, product quality, price, and the ability to identify and solicit prospective customers. There is substantial competitive pressure on installation fees and monitoring rates. Several significant competitors offer installation prices that match or are lower than our prices. Other competitors charge significantly more for installation but may charge less for monitoring. We believe that our monitoring and service rates are competitive compared to rates offered by other major security companies.

Trademarks

One of our competitive strengths has been our brand name recognition. Effective upon the Spin-off, we entered into a licensing agreement that entitles us to use the Brink’s brand name until the earlier of October 31, 2011, or when we cease to actively use the Brink’s brand and terminate the license. We incur a 1.25% royalty rate on net revenues for the use of the Brink’s brand name. We are engaged in a comprehensive initiative to introduce a new brand name in the third quarter of 2009. We will likely continue to make use of the Brink’s brand name in conjunction with our new brand name until our new brand name has established a high level of brand awareness and responsiveness from potential customers. See further discussion under “Risk Factors”, Item 1A and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Employees

We employ more than 3,400 people, and we believe our employee relations are good.

Government Regulation and Other Regulatory Matters

Our U.S. operations are subject to various federal, state and local consumer protection laws, licensing laws, and other laws and regulations. Most states have licensing laws that apply specifically to the alarm industry. In certain jurisdictions, we must obtain licenses or permits in order to comply with standards governing employee selection, training and business conduct. Our Canadian operations are subject to the national laws of Canada, and the provincial laws of British Columbia and Alberta.

Our business relies primarily on the use of standard fixed-wireline telephone service to transmit alarm signals. Fixed-wireline telephone companies, the cost of telephone lines, and the type of equipment used in telephone line transmission are regulated by the federal and state governments. The Federal Communications Commission and state public utilities commissions regulate the operation and use of wireless telephone and radio frequencies.

Our advertising and sales practices are regulated by the U.S. Federal Trade Commission and state consumer protection laws. In addition, we are subject to certain administrative requirements and laws of the jurisdictions in which we operate. These laws and regulations include restrictions on the manner in which we promote the sale of our security alarm services and require us to provide purchasers of our services with rescission rights.

Some local government authorities have adopted or are considering various measures aimed at reducing false alarms. Such measures include requiring permits for individual alarm systems; revoking such permits following a specified number of false alarms; imposing fines on alarm customers or alarm monitoring companies for false alarms; limiting the number of times police will respond to alarms at a particular location after a specified number of false alarms; and requiring additional verification of an alarm signal before the police respond.

The alarm industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of customer, the type of security service provided, and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

There can be no assurance as to whether new or revised laws impacting our business will be enacted or whether, if enacted, the laws would not have a material and adverse effect on us. The failure to comply with such regulations may result in the imposition of material fines, penalties, or injunctions and could require us to alter our business practices in a manner that we may deem to be unacceptable, which could slow our growth opportunities.

Available Information

We maintain an internet website under the name www.brinkshomesecurity.com. We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents with the SEC under the Securities Exchange Act, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports proxy and information statements, and other information regarding issuers, including Brink’s Home Security Holdings, Inc., that file electronically with the Sec. The public can obtain any document we file with the SEC at www.sec.gov. Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

Executive Officers

Robert B. Allen, President, Chief Executive Officer and Director — 55, has served as President of Brink’s Home Security, a wholly-owned subsidiary of the Company, since April 2001, and as President and Chief Executive Officer of the Company since September 2008. Mr. Allen also served as Executive Vice President and Chief Operating Officer of the Company from August 1999 through March 2001. Prior to joining the Company, Mr. Allen was Executive Vice President — Sales and Marketing for Aegis Communications, a provider of business process outsourcing. Prior to Aegis, he was Chief Operating Officer for ATC Communications Group, a telemarketing company, in Irving, Texas, and spent more than 16 years in various management positions with Pepsico, Inc. Mr. Allen received his Bachelor of Arts degree in Psychology from Dartmouth College and his Masters of Business Administration with concentrations in Finance and Marketing from the University of Chicago.

John S. Davis, Senior Vice President — General Counsel and Secretary — 52, has served as Senior Vice President — General Counsel of the Company since May 2008. During the year prior to joining the Company, Mr. Davis was a consultant for Major, Lindsey & Africa, a legal search firm. Mr. Davis also served as Executive Vice President and General Counsel for Carreker Corporation, a software and consulting company, from April 2005 through May 2007. Prior to Carreker, Mr. Davis was Senior Vice President, General Counsel and Secretary for Dave & Buster’s Inc., a restaurant and entertainment company, for over three years. Mr. Davis received his JD from the University of Texas School of Law and his bachelor’s degree in Journalism from the University of Texas at Austin.

Shawn L. Lucht, Senior Vice President — Strategy and Corporate Development — 42, has served as Senior Vice President — Strategy and Corporate Development of the Company since May 2008. Mr. Lucht began his career with the Company in June of 1991. He has held a variety of management roles of increasing responsibility during his tenure with the Company including Vice President — Brink’s Home Technologies and Vice President — Business Development. Mr. Lucht received both his Bachelor of Business Administration and Masters of Business Administration from the University of Texas at Arlington.

Steven E. Neace, Senior Vice President — Field Operations — 50, has served as Senior Vice President — Field Operations of the Company since March 1996. Mr. Neace joined the Company in September 1990 and has served in various management capacities within the organization, including: Branch Manager, Director of Customer Relations and Vice President — National Operations. Mr. Neace received a Bachelor of Science degree in Business Administration from Arizona State University.

Stacey V. Rapier, Senior Vice President — Human Resources — 44, has served as Senior Vice President — Human Resources of the Company since July 2007. Ms. Rapier also served as Vice President — Human Resources of the Company from January 2001 to June 2007. Prior to joining the Company, Ms. Rapier held the position of Vice President of People & Corporate Services for The M/A/R/C Group, a marketing and research company, for two years and Vice President of People Development for AT&T Wireless from 1996 to 1999. Ms. Rapier received her Bachelor of Science in Business Administration from the University of Kansas.

Dwayne R. Sigler, Senior Vice President — Marketing — 53, has served as the Senior Vice President — Marketing since he joined the Company in May 2000. Prior to joining the Company, Mr. Sigler served as the Vice President of Marketing for Giant Eagle, a grocery retailer, from 1999 to 2000 and was Vice President of Marketing at GNC, a nutrition products retailer, from 1996 to 1999. Mr. Sigler received his Bachelor of Science in Marketing from Pace University and his Masters of Business Administration from the University of Pennsylvania — Wharton School of Business.

Robert D. Trotter, Senior Vice President and Chief Information Officer — 47, has served as Senior Vice President and Chief Information Officer of the Company since July 2007. Mr. Trotter served as Vice President — Information Technology from September of 2001 through June 2007. Prior to joining the Company, Mr. Trotter served as the Vice President/CIO for Vartec Telecom from 1998 to 2001. Mr. Trotter received his BBA in Business Computer Information Systems from the University of North Texas.

Carole L. Vanyo, Senior Vice President — Customer Operations — 47, has served as Senior Vice President — Customer Operations of the Company since September 2001. Ms. Vanyo joined the Company in May of 1998 as Vice President — Customer Operations. Prior to joining the Company, Ms. Vanyo was the Director of Customer Care for AT&T Wireless from 1995 to 1998. Ms. Vanyo received her Bachelor of Science in Business Administration from the University of Arizona.

Stephen C. Yevich, Senior Vice President and Chief Financial Officer — 53, has served as Senior Vice President and Chief Financial Officer of the Company since August 2001. He joined the Company in May 1998 as Senior Vice President — Finance and also served as Treasurer from February 2000 through June 2008. Prior to joining the Company, Mr. Yevich was Chief Financial Officer for Communications Expo, an electronics retailer, from 1996 to 1998 and served as Controller for Michael’s Stores, and arts and crafts retailer, from 1988 to 1996. Mr. Yevich received his Bachelor of Science in Accounting and Business Administration from Washington and Lee University and his Masters of Management with concentrations in Finance and MIS from Northwestern University.

ITEM 1A.	RISK FACTORS

We are exposed to risks in the operation of our business. Some of these risks are common to all companies doing business in the industry in which we operate and some are unique to our business. These risk factors should be considered carefully when evaluating our business. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, and results of operations or cash flows.

We are a new independent public company which has increased our expenses and administrative workload.

Following the Spin-off, we began operating as a stand-alone publicly traded company. Expenses as a result of our being a public company include additional amounts for legal and accounting services, governance and compliance costs, Board of Director fees and expenses, transfer agent fees, additional insurance costs, printing and filing fees and amounts for treasury, tax, investor and public relations. Other than short-term transition services charges which are expected to be approximately $0.3 million, we will no longer incur an allocated corporate expense charge from BCO, which was $4.1 million for the ten months ended October 31, 2008, $8.0 million in 2007 and $7.1 million in 2006. Securities laws and applicable exchange listing requirements impose various requirements on public companies, including requiring changes in corporate governance practices. Difficulties in complying with such laws and other legal and accounting requirements applicable to public companies could adversely affect our market value.

We are subject to contractual limitations on the use of the Brink’s brand name and may not achieve similar brand recognition upon the roll out of our new brand.

Prior to the Spin-off, we operated as a subsidiary of BCO, and marketed our products and services using the Brink’s brand name and logos. In connection with the Spin-off, we entered into a Brand Licensing Agreement with a subsidiary of BCO that grants us the right to use certain trademarks, including trademarks that contain the word Brink’s, in the United States, Canada and Puerto Rico in connection with the provision of certain products and services. These rights will extend for up to no more than three years (that is, until October 31, 2011) (hereinafter, the “License Period”), subject to certain terms and conditions, after which we will no longer have the right to use the Brink’s name. In addition, following the expiration of a five-year non-compete agreement between us and BCO on October 31, 2013, BCO will be able to operate a separate alarm monitoring business using the Brink’s name in the United States, Canada and Puerto Rico.

Limitations on our use of the Brink’s brand could adversely affect our business and profitability.

During the License Period, we will establish a new brand name for our business. In doing so, we will incur substantial costs associated with developing and marketing our new brand. There is uncertainty regarding the timing, duration and the amount of expense that may be incurred in the branding effort. We anticipate an incremental investment that could range from $100 to $150 million, primarily marketing expense, spread out over a minimum of 24 months after the rollout of the new brand commences, which we currently expect will begin in the third quarter of 2009. These estimates are dependent on general economic and strategic marketing decisions that will be made during the development and rollout of the new brand. As we introduce our new brand name to potential and existing customers, there is some risk that the volume of new installations and the disconnect rate could be negatively impacted. Despite our efforts, we may not be successful in achieving an acceptable level of recognition of our new brand. If we are not successful in achieving recognition for our new brand, our competitive position may be weakened and we may lose market share. However, these risks may be mitigated as we currently anticipate using the Brink’s brand name concurrent with our new brand during the initial phases of the launch of our new brand in the third quarter of 2009.

The terms of our tax matters agreement with BCO may reduce our strategic and operating flexibility.

The Tax Matters Agreement we entered into with BCO, as a part of the Spin-off, provides for certain limitations on our ability to pursue strategic or other transactions that may maximize the value of our business and may discourage or delay a change of control that may be considered favorable to our shareholders. Under the Tax Matters Agreement, during the two-year period following the Spin-off, until October 31, 2010, we may not, unless certain conditions are satisfied, enter into or authorize (a) any transaction resulting in the acquisition of our stock or assets beyond certain thresholds, (b) any merger, (c) any issuance of equity securities beyond certain thresholds or (d) any repurchase of our common stock beyond certain thresholds.

If our Spin-off from BCO were to lose its tax-free status due to actions taken by us, we would be required to indemnify BCO for certain liabilities under our Tax Matters Agreement with BCO.

BCO received a private letter ruling from the IRS to the effect that, among other things, the Spin-off qualified for tax-free treatment under Section 355 of the Internal Revenue Code. The ruling was based upon representations by BCO that necessary conditions had been satisfied, and any inaccuracy in such representations could invalidate the ruling. If the IRS were to determine that the Spin-off does not qualify for tax-free treatment under Section 355 of the Code, then a U.S. holder that received our shares in the Spin-off would be treated as having received a distribution to the extent of the fair market value of the shares received on the Spin-off date. That distribution would be treated as taxable dividend income to the extent of such holder’s ratable share of the current and accumulated earnings and profits of BCO, if any. Any amount that exceeds such share of earnings and profits of BCO would be treated first as a tax-free return of capital to the extent of the U.S. holder’s adjusted tax basis in its shares of common stock of BCO (thus reducing such adjusted tax basis) with any remaining amounts being treated as capital gains.

Generally, taxes resulting from the Spin-off failing to qualify for tax-free treatment for U.S. Federal income tax purposes would be imposed on BCO and BCO’s shareholders. Under the Tax Matters Agreement, however, we would be required to indemnify BCO and its affiliates against all tax-related liabilities caused by such failure to the extent those liabilities arose as a result of an action taken by us or our affiliates or otherwise resulted from any breach of any representation, covenant or obligation of us or our affiliates under the Tax Matters Agreement or any other agreement entered into by us in connection with the Spin-off.

We are susceptible to downturns in the housing market and consumer discretionary income, which may inhibit our ability to sustain subscriber base growth rates.

Demand for alarm monitoring services is affected by the turnover in the housing market. Downturns in the rate of sale of new and existing homes, which we believe drives more than 50% of our new customer volume in any given year, would reduce opportunities to make sales of new security systems and services and reduce opportunities to take over existing security systems. With the extended slowdown in housing sales and the deterioration in the overall consumer environment, our new installation growth rate slowed during 2006 and 2007. We sustained a decline in new customer installations in 2008 as compared to 2007. In addition, current security alarm customers may decide to disconnect our services in an effort to reduce their monthly spending. Our long-term revenue growth rate depends on installations exceeding disconnects. If the housing market downturn is prolonged, our revenues and cash flow may be adversely affected.

We rely on a significant number of our subscribers remaining with us as customers for long periods of time.

We incur significant upfront cash costs for each new subscriber. It requires a substantial amount of time for us to receive cash payments (net of our recurring cash costs) from a particular subscriber that are sufficient to offset this upfront cost, with that period currently averaging approximately four years. Accordingly, our long-term profitability is dependent on our subscribers remaining with us as customers for long periods of time. This requires that we minimize our rate of subscriber disconnects, or attrition. Factors that can increase disconnects include customers who relocate and do not reconnect, problems with our service quality, an economic slowdown and the affordability of our service. If we fail to keep our subscribers for a sufficiently long period of time, our financial position and results of operations could be adversely affected.

Shifts in our customers’ choice of telecommunications services and equipment could adversely impact our business and require significant capital expenditures.

Certain elements of our operating model have historically relied on our customers’ continued selection and use of traditional land-line telecommunications to transmit alarm signals to our monitoring centers. There is a growing trend for customers to switch to the exclusive use of cell-phone, satellite, or internet communication technology in their homes and businesses, which requires customers to upgrade to alternative and often more expensive technologies to transmit alarm signals, which generally result in increased recurring revenues for us. This, however, could increase our customer attrition rates, slow down our new subscriber rates, or reduce our ability to attract a sufficient volume of new customers. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt timely to changing technologies, market conditions, or customer preferences, it could adversely affect our business.

We operate in a highly competitive industry.

The monitored security alarm industry is subject to significant competition and pricing pressures. We experience competitive pricing pressures on both installation fees and monitoring rates. Several significant competitors offer installation fees that match or are lower than our prices. Other competitors charge significantly more for installation but, in many cases, less for monitoring. Competitive pressure on monitoring and service fees is significant. We believe that the monitoring and service fees we offer are generally competitive with rates offered by other major security companies. Continued pricing pressure could adversely impact our customer base or pricing structure and have an adverse effect on our results of operations.

We also face potential competition from improvements in self-monitoring systems, which enable customers to monitor their home environment without third-party involvement. Advances in self-monitoring systems could progress to the point where we could be at a competitive disadvantage. Similarly, it is possible that one or more of our competitors could develop a significant technical advantage over us that allows them to provide additional service or better quality service or to lower their price, which could put us at a competitive disadvantage. Either development could adversely affect our growth and results of operations.

We intend to pursue additional customer acquisition channels and strategic alliances, which may cause operating margins to suffer.

We intend to expand our presence in the commercial alarm installation and monitoring market. We will also continue to evaluate other business opportunities, including expanding our services, adding customer acquisition channels, and forming new alliances with companies to market our security systems and services. This could result in our cost of investment in new subscribers growing at a faster rate than installations and related recurring revenue. Additionally, any new alliances or customer acquisition channels could have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceeded operating cash flow, we might have to draw on our credit facility or pursue other external financing, which may not be readily available.

We rely on third party providers for the components of our security systems and any failure or interruption in products or services provided by these third parties could harm our ability to operate our business.

The components for the security systems that we install are manufactured by third parties. We are therefore susceptible to interruptions in supply and to the receipt of components that do not meet our high standards. Any financial or other difficulties our providers face may have negative effects on our business. We exercise little control over our suppliers, which increases our vulnerability to problems with the products and services they provide. Any interruption in supply could cause delays in installations and repairs and the loss of current and potential customers. Also, if a previously installed component were found to be defective, we might not be able to recover the costs associated with its repair or replacement, and the diversion of technical personnel to address such an issue could affect subscriber, revenue, and profit growth.

We are exposed to greater risks of liability for employee acts or omissions, or system failure, than may be inherent in other businesses.

If a subscriber believes that he or she has suffered harm to person or property due to an actual or alleged act or omission of one of our employees or security system failure, he or she may pursue legal action against us, and the cost of defending the legal action and of any judgment could be substantial. Substantially all of our customer contracts contain provisions limiting our liability; however, in the event of litigation with respect to such matters, it is possible that these limitations may be deemed not applicable.

We carry insurance of various types, including general liability and professional liability insurance in amounts we consider adequate and customary for our industry. Some of our insurance policies, and the laws of some states, may limit or prohibit insurance coverage for punitive or certain other types of damages, or liability arising from gross negligence. If we incur increased losses related to employee acts or omissions, or system failure, or if we are unable to obtain adequate insurance coverage at reasonable rates, or if we are unable to receive reimbursements from insurance carriers, our financial condition and results of operations could be adversely affected.

We could be assessed penalties for false alarms.

Some local governments impose assessments, fines, penalties and limitations on either subscribers or the alarm companies for false alarms. A few municipalities have adopted ordinances under which both permit and alarm dispatch fees are charged directly to the alarm companies. Our alarm service contracts generally allow us to pass these charges on to customers. If more local governments were to impose assessments, fines or penalties, our customers might find these additional charges prohibitive and the growth of our subscriber base could be adversely affected. Further, to the extent we are unable to pass assessments, fines and penalties on to our customers, our operating results could be adversely affected.

Police departments could refuse to respond to calls from monitored security service companies.

Police departments in a limited number of U.S. cities do not respond to calls from monitored security service companies, either as a matter of policy or by local ordinance. We have offered affected customers the option of receiving response from private guard companies, in most cases through contracts with us, which increases the overall cost to customers. If more police departments were to refuse to respond or be prohibited from responding to calls from monitored security service companies, our ability to attract and retain subscribers could be negatively impacted and our results of operations and cash flow could be adversely affected.

Our business operates in a regulated industry.

Our operations and employees are subject to various U.S. federal, state and local consumer protection, licensing and other laws and regulations. Most states in which we operate have licensing laws directed specifically toward the monitored security services industry. Our business relies heavily upon wireline telephone service to communicate signals. Wireline telephone companies are currently regulated by both the federal and state governments. Our Canadian operation is subject to the laws of Canada, British Columbia and Alberta.

Changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses. If laws and regulations were to change or we failed to comply, our business, financial condition and results of operations could be materially and adversely affected.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by or that otherwise include the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “prospects,” “outlook,” and similar words or expressions, or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements. We disclaim any intention to, and undertake no obligation to, revise any forward-looking statements, whether as a result of new information, a future event, or otherwise. These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to risks inherent in our Spin-off from our former parent corporation, including increased costs and reduced profitability associated with operating as an independent company, the demand for our products and services, the ability to identify and execute further cost and operational improvements and efficiencies in our core business, the actions of competitors, our ability to successfully develop and market a new brand, our ability to identify strategic opportunities and integrate them successfully, our ability to maintain subscriber growth, the number of household moves, the level of home sales or new home construction, potential instability in housing credit markets, our estimated reconnection experience, our ability to cost-effectively develop or incorporate new systems or technology in a timely manner, our ability to balance the cost of acquiring customers with the profit from serving existing customers, our ability to keep disconnect rates relatively low, the availability and cost of capital, and general business conditions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have 72 leased field offices and warehouse facilities located throughout the U.S. and one leased office in British Columbia, Canada. Our headquarters are located in Irving, Texas in a facility we own. This owned facility houses some of our administrative and technical support personnel. Additional personnel are located in portions of three nearby buildings in office spaces that are leased. Our headquarters also serve as one of our two central monitoring facilities. The second monitoring and service center, which we also own, is located near Knoxville, Tennessee.

The following table discloses our leased and owned facilities as of December 31, 2008.

	Facilities
Region	Leased	Owned	Total
U. S.	72	2	74
Canada	1	—	1

Total	73	2	75

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various lawsuits and claims in the ordinary course of business. We have recorded accruals for losses that are considered probable and reasonably estimable. We believe that the ultimate disposition of these matters will not have a material adverse effect on our liquidity or financial position; however, losses from these matters or changes in estimates of losses for these matters may result in income or expense in any one accounting period that is material in comparison to the earnings of that period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock began trading “regular way” on the New York Stock Exchange under the symbol “CFL” on November 3, 2008. As of March 26, 2009, there were approximately 2,043 holders of record of our common stock.

The table below sets forth the reported high and low sales prices for our common stock on the New York Stock Exchange for the period from November 3, 2008 through December 31, 2008.

	High	Low
2008
Fourth Quarter (Beginning November 3, 2008)	$23.10	$13.15

Dividend Policy

We have not paid cash dividends and do not anticipate the payment of cash dividends on our common stock in the immediate future.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans not approved by security holders (1)	1,231,364	(2)	$24.42	(3)	1,270,104	(4)

(1)

Includes common shares to be issued as awards under The Brink’s Home Security 2008 Equity Incentive Plan (“2008 Equity Plan”), Non-Employee Directors’ Equity Plan, Key Employees’ Deferred Compensation Program, and the Directors’ Stock Accumulation Plan. See Note 11 to the consolidated financial statements for additional information regarding these equity compensation plans. There have been no repurchases of common stock under the Company’s plans as of December 31, 2008.

(2)	Included within the number of securities to be issued upon exercise are 783,964 unvested shares as of December 31, 2008.

(3)	Does not include deferred compensation units, units under the Directors’ Stock Accumulation Plan, restricted stock units, and deferred stock units.

(4)

The 2008 Equity Plan provides for a maximum of 1,000,000 common shares to be issued as awards plus the aggregate number of shares subject to converted awards. The Non-Employee Directors’ Equity Plan provides for a maximum of the sum of 500,000 shares to be issued as awards, the aggregate number of shares subject to the converted options, and the aggregate number of shares subject to the replacement deferred stock units. Note that restricted stock units are counted against the limit as two shares for every one share covered by the award under each of these plans. The Directors’ Stock Accumulation Plan provides for a maximum of 100,000 common shares to be issued as awards. The Key Employees’ Deferred Compensation Program and the Plan for Deferral of Directors’ Fees do not have a limit on the number of shares to be issued as awards.

Performance Graph

The following graph compares the relative performance of the our common stock, the Standard & Poor’s Midcap 400 Stock Index and the Standard & Poor’s Midcap 400 GICS Specialized Consumer Services Sub-Index. This graph covers the period from November 3, 2008 (the first trade date immediately following the Spin-off), through December 31, 2008.

Company/Index	November 3, 2008	November 28, 2008	December 31, 2008
Brink’s Home Security Holdings, Inc.	$100	$102.72	$112.58
S&P MidCap 400 Index	100	90.73	95.13
S&P 400 Specialized Consumer Services Index	100	92.11	88.56

In each case, assumes a $100 investment immediately following November 3, 2008, the first trading day following the Spin-off, and reinvestment of all dividends, if any.

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data and operating statistics presented below should be read in conjunction with our audited consolidated financial statements and accompanying notes, included in Item 8 herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 herein. The financial information may not be indicative of our future performance and does not necessarily reflect what the financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including changes that may occur as a result of the Spin-off, which occurred on October 31, 2008 and is discussed in Item 7 and Notes 1 and 2 to the consolidated financial statements.

Five Years in Review

(In millions, except where indicated)	2008	2007	2006	2005	2004
Statement of Income Data
Revenues	$532.3	$484.4	$439.0	$392.1	$345.6
Operating profit	94.0	73.0	63.2	57.1	51.5
Net income	57.1	44.2	36.3	36.0	33.1

Pro Forma Net Income per Common Share
Basic	$1.25	$0.96	$0.79	$0.79	$0.72
Diluted	1.25	0.96	0.79	0.78	0.72
Weighted average common shares outstanding (diluted) (in millions)	45.8	45.9	45.9	45.9	45.9

Balance Sheet Data
Cash and cash equivalents	$63.6	$3.3	$2.6	$3.4	$1.4
Property and equipment, net	659.3	606.0	536.7	467.7	394.0
Total assets	876.9	763.7	689.4	605.0	523.7
Long-term debt, less current maturities	—	—	—	—	0.4
Shareholders’ equity	482.0	405.5	357.6	318.9	283.0

Cash Flow data
Cash flow from operating activities	$224.0	$183.7	$155.9	$119.1	$119.0
Cash flow from investing activities	(177.8)	(175.8)	(163.9)	(162.2)	(117.5)
Cash flow from financing activities	14.2	(7.3)	7.2	45.2	(1.8)

Other Financial and Operating Data
Monthly recurring revenue (a)	$40.5	$37.2	$33.1	$29.1	$26.1
EBITDA from recurring services (normalized to 1.25% royalty rate) (b)	$321.6	$290.0	$259.4	$236.9	$203.0
Average number of subscribers (in thousands)	1,267.5	1,176.1	1,072.5	972.8	875.5
Average subscriber base growth (percentage)	7.8	9.7	10.2	11.1	9.8
Ending number of subscribers (in thousands)	1,301.6	1,223.9	1,124.9	1,018.8	921.4
Ending subscriber base growth (percentage) (c)	6.3	8.8	10.4	10.6	10.5
Disconnect rate (percentage) (d)	7.5	7.0	6.4	7.2	6.6

(a)

Monthly recurring revenue (“MRR”), a non-GAAP measure, is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber earned in the last month of the period for contractual monitoring and maintenance services as discussed under the caption “Key Performance Measures — Monthly Recurring Revenues.”

(b)

EBITDA from recurring services, a non-GAAP measure, is normalized as if the royalty rate had been 1.25% of net revenues, instead of the royalty rate of approximately 7% of revenues charged by BCO before the Spin-off, for all periods presented. This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.

(c)	Calculated based on period ending subscribers.

(d)

Calculated as a ratio, the numerator of which is customer cancellations, on an annualized basis, and the denominator of which is the average number of customers during the period. Customer relocations, reactivations and dealer charge backs of contract cancellations are excluded from the calculation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS

General

The following discussion, which presents the results of Brink’s Home Security Holdings, Inc. and its consolidated subsidiaries, should be read in conjunction with the accompanying consolidated financial statements and notes thereto for the years ended December 31, 2008 and 2007, and each of the years in the three-year period ended December 31, 2008, along with the five-year financial summary and operating statistics presented in Part II, Item 6, “Selected Financial Data,” the risk factors discussed in Part I, Item 1A, “Risk Factors,” and the cautionary statement regarding forward-looking information on page 13.

As used in this Report, (a) references to “Holdings,” “Company,” “we,” “us” and “our” refer to Brink’s Home Security Holdings, Inc. and its consolidated subsidiaries, including Brink’s Home Security, after the Spin-off, and (b) references to the “Company” on a historical basis, prior to the Spin-off, refer to Brink’s Home Security and its consolidated subsidiaries, in each case unless the context requires otherwise.

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect our financial condition and results of our operations of the Company as a whole, as well as how certain accounting principles and estimates affect our financial statements. Unless otherwise indicated, all references to earnings per share (EPS) are on a diluted basis.

The Spin-off

The spin-off of Holdings by The Brink’s Company (“BCO”) was completed on October 31, 2008 through a distribution of 100% of the common stock of Holdings to the holders of record of BCO’s common stock (the “Spin-off”). The Spin-off was pursuant to a Separation and Distribution Agreement by which BCO contributed to Holdings all of the assets and liabilities associated with the Brink’s Home Security business. BCO distributed all shares of Holdings as a one-for-one stock dividend on BCO’s common stock on October 31, 2008 to BCO’s shareholders of record as of October 21, 2008.

In connection with the Spin-off, the following key transactions or events occurred:

•	Our Registration Statement on Form 10 was declared effective by the U.S. Securities and Exchange Commission on October 8, 2008.

•

BCO received a private letter ruling from the Internal Revenue Service and an opinion of counsel that the distribution of our common stock qualified as a tax-free distribution for U.S. Federal income tax purposes.

•	On October 21, 2008, we entered into a $75 million unsecured credit facility, with an option, under certain conditions, to increase it to $125 million.

•	BCO contributed $50 million in cash to us on October 31, 2008 and all intercompany balances were forgiven.

•

BCO retained all assets and liabilities related to the qualified and non-qualified BCO defined benefit pension plans, and agreed to make all required payments under such plans to our current and former employees.

•

BCO agreed to indemnify us for any and all liabilities and expenses related to BCO’s former coal operations, including any health care coverage obligations. BCO also agreed to indemnify us for certain tax liabilities incurred prior to Spin-off.

•

We entered into a Brand Licensing Agreement with a subsidiary of BCO. Under the agreement, we are entitled to use the Brink’s brand name and logos for no more than three years. Under the agreement, our licensing fees decreased to 1.25% of net revenues from the approximate 7% historical rate, and provided for BCO to acquire the third party licensing agreements that had historically contributed royalty income to us.

•

We entered into various agreements with BCO, including a Non-Competition and Non-Solicitation Agreement, pursuant to which BCO agreed not to compete with us in the United States, Canada and Puerto Rico with respect to certain specified activities for a period of five years from the Spin-off date.

On November 3, 2008, after completion of the Spin-off, our stock began trading “regular way” as an independent public company on the New York Stock Exchange under the symbol “CFL”, reflecting our corporate mission of creating “Customers For Life”.

Overview

We provide monitored security alarm services in North America for owner-occupied, single-family residences and, to a lesser extent, commercial properties. We typically install and own the on-site security alarm systems and charge fees to monitor and service the systems. We attribute our success to our focus on quality service, customer retention, and a disciplined approach to growth. We believe our business is a premium provider of services in the markets that we serve.

We have continued to grow over the past several years due to our ability to attract and retain customers by providing quality services while operating as efficiently as possible. Revenues are fairly predictable as substantially all monitoring service revenues are driven by three-year monitoring contracts that generally include automatic one-year renewal clauses. Over the past three years, recurring revenues have been approximately 90% of total revenues. Our primary customers are residents of single-family homes, which comprise approximately 93% of our subscriber base. We have limited exposure to new home construction with 6% of new subscribers in 2008 being generated from our Brink’s Home Technology (“BHT”) division, which partners with selected major homebuilders in the United States. Our small but growing presence in the commercial market includes more than 65,000 business customers, about 5% of our total subscriber base. The remaining 2% of subscribers reside in multi-family sites.

The business environment in which we operate can change quickly. We must quickly adapt to changes in the competitive landscape and local market conditions. To be successful, we must be able to balance, on a market-by-market basis, the effects of changing demand on the utilization of our resources. We operate on a centralized basis, but allow enough flexibility so local management can adjust operations to the particular circumstances of its market.

We measure financial performance on a long-term basis. We create value by focusing on yielding solid returns on capital, growing our revenues and earnings, and generating cash flows sufficient to fund our growth.

Factors Affecting Operating Results

We view our business as having two key activities: acquiring new customers and managing our existing customer base. We manage our business around these two activities, and many of our performance metrics are focused on one or both of these activities. We view success in our business as being dependent upon successfully balancing our efforts against both activities. We focus on investing wisely in subscriber growth that will generate positive future returns to shareholders, as well as on generating substantial current profit on the recurring services we provide to our existing customers.

We employ a consistent and disciplined economic decision-making framework to evaluate our existing customer acquisition channels and to prioritize growth opportunities based on the expected cash flows over the life of the customer relationship. This framework takes into account three key elements of cash flow: net customer acquisition cost, ongoing recurring customer cash flow and the annualized customer attrition or disconnect rate. In our evaluations of opportunities, we consider the full range of costs incurred in the customer relationship life cycle, including administrative costs and non-security capital expenditures not directly related to acquiring or servicing customers.

We have historically focused our marketing efforts on “direct response” advertising, projecting a range of advertising messages across multiple media channels to attract the attention of potential customers when they are in the “buying mode.” Potential customers are receptive to initiating security alarm service generally as the result of a major change in personal circumstance, such as a household or business relocation, an increase in (or the perception of an increase in) local criminal activity, or a change in family size (such as the birth of a child or death of a spouse) or activity (such as increased travel by the head of household). Our marketing efforts are designed to direct potential customers into one of our customer acquisition channels, where we qualify the potential customers and attempt to sell them an appropriate level of service to meet their needs. In order to increase efficiency and effectiveness of our customer acquisition efforts, we focus on controlling initial marketing, sales and installation costs by matching sales representative staffing levels with the number of sales leads, and the size of the technician workforce with available installation volume. We monitor the net customer acquisition cost across our customer acquisition channels closely and control both the upfront cash installation investment (all costs, regardless of whether expensed, capitalized, or deferred) and the net investment in new subscribers expensed as a period cost, offsetting a significant portion of our profit from recurring services in arriving at our operating profit in any given period.

Under our standard Protective Service Agreement with residential customers, the customer pays the initial installation fees and is then obligated to make monthly payments throughout the contract term. The standard term for our Protective Service Agreement is three years, which automatically renews for additional one year periods unless cancelled by either party, except in six states where state law requires the renewal period to be month-to-month. If a customer cancels the contract prior to the end of the contract term, or is otherwise in default, we have the right under the contract to receive from the customer an amount equal to all remaining monthly payments.

The customer acquisition process in our BHT operations differ from our traditional customer acquisition model. Working directly with major national, regional, and local home builders, BHT markets and installs residential security systems, as well as a variety of low-voltage security, home networking, communications and entertainment options, into homes under construction. BHT currently does business with eight of the top ten residential home builders in the United States. The BHT activation process consists of three phases: the “pre-wire” phase of early construction wiring for security systems, and potential non-security low-voltage applications in certain markets; the “trim-out” phase when security system (and in some cases other low-voltage) components are installed in the house as it nears completion; and activation of monitored security service contracts with initial homeowners. In 2008, BHT accounted for approximately 6% of our new subscribers and conducted operations in 22 markets located across the United States.

Once we have acquired a customer, we then strive to keep customer service and monitoring costs as low as possible without detracting from being able to provide high quality service levels. As our cash break-even point is generally not reached until sometime during the fourth year of service, we focus strongly on providing consistent high quality service at all “customer touch points.”

We have reported strong growth in revenues and operating profit for many years due to our ability to attract and retain customers through brand reputation and quality service while operating as efficiently as possible consistent with the desired level of service. We believe customer retention is driven by our disciplined customer selection practices and our provision of high customer service levels. In order to obtain customers who are less likely to disconnect, we seek to attract customers with solid credit scores and the willingness to pay reasonable upfront fees. Once there is agreement to install a monitored alarm system, we provide a high quality installation followed by continuing high quality customer service and alarm monitoring. We believe our disconnect rate benefits from consistently following this strategy. We have retained many customers for fifteen years or more, and we still have customers who have been with us since we began operations more than 25 years ago.

We are subject to a certain level of seasonality in our operations. Since more household moves take place during the second and third quarters of each year, our disconnect rate and related non-cash expenses are typically higher in those quarters than in the first and fourth quarters. There is a slight seasonal effect on our new customer installation volume and related cash expenses incurred in investment in new subscribers; however, other factors, such as the level of marketing expense, can offset that effect of seasonality.

Trends, Risks and Uncertainties of Our Business

Rebranding. As a result of the Spin-off, we are required to develop and market a new brand. There is uncertainty in regards to the timing, the duration and the amount of expense to be incurred in the rebranding. We anticipate that an incremental investment that ranges from $100 to $150 million will be spread out over a 24 to 36 month period after the rebranding effort commences. These estimates are dependent on strategic marketing decisions that will be made during the development and rollout of the new brand.

As part of the rebranding effort, we will communicate with our customers regarding our conversion to a new brand name. There is some risk that our disconnect rate could increase as a result of rebranding.

Besides the cost of the rebranding effort, there is a risk that the new brand will not be able to attract prospective new customers as effectively as the Brink’s brand has historically. This could reduce our installation growth rate compared to what we have experienced in our past, and lower installation volume could reduce the future growth rates in operating profit and net income. To counter the effects of lower marketing and sales effectiveness, we may have to advertise more in the future, which could also reduce our operating margins.

Market size and future. We believe, based on a report from IMS Research and United States Census Bureau statistics, that 17% to 22% of U.S. households currently have security systems. There is uncertainty as to what the ultimate penetration rate of security systems in U.S. households may be; however, we believe that there is still significant opportunity for growth in all geographic markets.

U.S. economy and home sales. Growth in the U.S. economy has slowed recently, and activity in the new and resale housing markets has been shrinking. Our new installation growth rate slowed during 2007, and our installations in 2008 were lower than in 2007. Our long-term revenue growth rate depends on installations exceeding our disconnects, and if the housing market downturn is prolonged, our revenues may not grow at the same rate as in the past. Our BHT activity in particular is dependent on new housing construction. Future new housing production is very difficult to predict given current disruption in the credit markets and overall economic conditions.

Technology. The majority of our security systems installed in customers’ homes use traditional fixed-line telecommunications to transmit alarm signals to our monitoring centers. We believe that fixed-line telecommunications technology is the most reliable technology currently available for transmitting security system data. There is a growing trend in our market for customers to exclusively use cell-phone or internet communication technology in their homes. While we provide the capability for our customers to use these alternative communications technologies to transmit alarm signals, these services are currently not as reliable as traditional fixed-line telephone service. Communication reliability is important to our long-term business model.

Competition. Our industry is competitive. We compete with a number of national, regional and local providers of security services. Our competitors may be able to take advantage of our rebranding transition to increase their market share, and potentially to attract some of our current customers to their service.

Key Performance Indicators and Cash Flow Measures

Key to our success is consistent subscriber growth coupled with a continuous focus on customer retention. It is important to minimize disconnects as costs associated with new installations are front loaded and it currently takes approximately four years to recover our initial cash investment. In addition to recurring revenues, our business model also has substantial recurring net operating cash flow generated from our ongoing customer base. These elements help soften the impact of negative trends in the macro-economic environment, although they do not eliminate overall economic risks. In evaluating our results, we review the following key performance indicators:

Key Performance Indicators

Monthly Recurring Revenue (“MRR”) is a non-GAAP measure that is used to evaluate performance. MRR measures the amount of recurring revenues from subscriber fees, and is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services. On page 30, MRR is described in greater detail and is accompanied by a reconciliation of MRR to revenue, its closest GAAP counterpart.

Subscriber Growth — The steady growth of our subscriber base is crucial to drive MRR expansion as well as to leverage costs of operations. Despite a challenging housing market and overall economic conditions, our subscriber base has grown from 1.1 million in 2006 to over 1.3 million at the end of 2008, as presented in the table on page 29. Subscriber growth was attained across most sales channels with the exception of multi-family housing; however, growth was most notable in the dealer acquisition channel which attained over 20% growth in its subscriber base in 2008.

Customer Retention — The strength of our economic model is highly dependent on customer retention. We believe our disconnect rate is the lowest among the major home and commercial security service companies. Success in retaining customers is driven in part by our discipline in accepting new customers with generally stronger credit backgrounds, and by providing high quality equipment, installation, monitoring, and customer service. Additionally, in order to enhance customer service and customer loyalty, system control panels and keypads are designed to be user-friendly and to minimize false alarms. We believe that the reductions achieved in our annual disconnect rate from 2000 to 2006 have strengthened our economic returns. We are, however, subject to the economic slowdown and expect our disconnect rate in the near term to continue at an elevated rate relative to our historical disconnect performance.

The disconnect rate is a ratio, the numerator of which is the number of customer cancellations during the period and the denominator of which is the average number of customers during the period. The gross number of customer cancellations is reduced for customers who move from one location and then initiate a new monitoring agreement at a new location, accounts charged back to dealers because the customers cancelled service during the specified contractual term, and inactive sites that are returned to active service during the period. The annual customer disconnect rate was 7.5% in 2008 as compared to 7.0% in 2007, and has ranged from 6.4% to 7.5% over the last three years. We believe the increase in the disconnect rate was primarily the result of increased customer-requested cancellations for financial and other personal reasons. We have experienced a slight increase in disconnects resulting from account write-offs in recent months; however, it was not a significant driver of the increase in the disconnect rate in 2008.

The primary source of customer disconnects stems from household moves, followed by disconnects due to customer initiated cancellations and account write-offs. Another factor that can impact the disconnect rate is cancellation of multi-family contracts, as they can contain numerous individual monitored sites.

While we continue to service existing multi-family contracts, which represent approximately 2% of the year-end 2008 subscriber base, we are no longer actively pursuing installation growth in multi-family housing units. Multi-family cancellations as a percent of the customer base were flat in 2008 as compared to 2007; however, for any given period, these cancellations can from time to time significantly impact the disconnect rate. Multi-family contract cancellation disconnects, however, do not generally affect net profit in a significant way, as all capitalized costs are depreciated during the initial contract term, and the average MRR lost per site is very low.

Profit from Recurring Services — Profit from recurring services reflects the monthly monitoring and service fees generated from the existing subscriber base, including the amortization of deferred revenues, net of all general and administrative expenses, including royalty expense. Non-cash impairment charges resulting from subscriber contract cancellations and depreciation and amortization expenses, including the amortization of deferred subscriber acquisition costs, are also charged to recurring services. Operating profits from recurring services are affected by the size of the subscriber base, the amount of operational costs, depreciation, the level of subscriber cancellations and changes in the average monthly monitoring fee per subscriber. Profit from recurring services is considered to be an important non-GAAP component of our operating profit. This component of operating profit allows investors and others to understand operating income from security systems that have been installed. Operating profit is the net result of profit from recurring services minus the current period expense of the investment in new subscribers. See the “Results of Operations” section for the reconciliation of profit from recurring services to its closest GAAP counterpart, operating profit.

Investment in New Subscribers — Investment in new subscribers is the net expense incurred to add to the subscriber base every year, which is primarily marketing and selling expenses, after capitalization of the security system assets and deferral of subscriber installation fees and subscriber acquisition costs. The amount of the investment in new subscribers charged to income may be influenced by several factors, including the growth rate of new subscriber installations and the level of costs incurred to attract new subscribers, which can vary depending on the customer acquisition channel. As a result, increases in the rate of investment (the addition of new subscribers) may have a negative effect on current operating profit but a positive impact on long-term operating profit, cash flow and economic value. Investment in new subscribers is considered to be an important non-GAAP component of our operating profit. This component of operating profit allows investors and others to understand the amount of net expenses associated with the installation of new subscribers. See the “Results of Operations” section for the reconciliation of investment in new subscribers to its closest GAAP counterpart, operating profit.

Key Cash Flow Measure

EBITDA from Recurring Services — EBITDA from recurring services is a non-GAAP measure that we use to convey profits generated from the subscriber base adjusted for certain non-cash items including asset impairment charges, depreciation of fixed assets and amortization of deferred charges, and amortization of deferred revenue. We believe EBITDA from recurring services is useful to provide investors information about adjusted profits and cash flows generated from the existing customer base that are available to reinvest in the business or distribute to shareholders. In deriving this non-GAAP measure, we adjusted EBITDA from recurring services to reflect the go-forward 1.25% royalty rate for all years presented. Historically, we paid our former parent company a royalty of 7% on revenues in the United States and 3% on revenues in Canada. On November 1, 2008, the royalty rate changed to 1.25% of net revenues and will continue to be calculated on that basis until the earlier of October 31, 2011, or when we cease using the name Brink’s in our brand name. In deriving this non-GAAP financial measure, the historical royalty rate was re-calculated using a rate of 1.25%. See the “Results of Operations” section for the reconciliation of EBITDA from recurring services to its closest GAAP counterpart, operating profit.

RESULTS OF OPERATIONS

2008 Operating Performance Highlights

•

We have continued to achieve consistent revenue growth, despite the continued softness in the housing market and overall economic environment. Revenue growth was approximately 10% in both 2008 and 2007, and 12% in 2006.

•	Our subscriber base continued to grow and was 6.3% higher at the end of 2008 compared to the end of 2007, with over 1.3 million subscribers.

•	Monthly Recurring Revenue increased 8.9% to approximately $40.5 million at December 31, 2008.

•	Operating profit increased to $94.0 million, or approximately 17.7% of revenues, for 2008, compared to $73.0 million, or 15.1% of revenues, in 2007, and $63.2 million, or 14.4% of revenues, in 2006.

Summary of Operating Results and Key Performance and Cash Flow Measures

($ in millions, except EPS, disconnect rate, and subscriber growth rate)

	2008	2007	2006
Operating Results
Revenues	$532.3	$484.4	$439.0
Costs and Expenses:
Cost of revenues	287.0	271.9	259.1
Selling, general and administrative expenses	150.9	144.3	118.1

Total costs and expenses	437.9	416.2	377.2
Other operating (expense)/ income, net	(0.4)	4.8	1.4

Operating profit	94.0	73.0	63.2
Interest expense	0.6	1.0	1.4

Income before income taxes	93.4	72.0	61.8
Income tax expense	36.3	27.8	25.5

Net Income	$57.1	$44.2	$36.3

Pro forma diluted EPS	$1.25	$0.96	$0.79

Pro forma average shares assuming dilution (1)	45.8	45.9	45.9

Key Performance and Cash Flow Measures
Monthly recurring revenue (2)	$40.5	$37.2	$33.1

Profit from recurring services (3)	195.3	168.9	151.2
Investment in new subscribers (4)	(101.3)	(95.9)	(88.0)

Operating profit	$94.0	$73.0	$63.2

Depreciation and amortization	$85.3	$77.7	$67.6
Impairment charge from subscriber disconnect	56.5	50.4	47.1
Amortization of deferred revenue (5)	(40.5)	(34.2)	(31.2)
Deferral of subscriber acquisition costs (current year payments) (6)	(23.1)	(23.8)	(24.4)
Deferral of revenue from new subscribers (current year receipts)	44.3	47.4	44.9
Capital expenditures:
Security systems	$(168.4)	$(165.2)	$(150.1)
Other	(9.4)	(12.6)	(13.8)

Total capital expenditures	$(177.8)	$(177.8)	$(163.9)

EBITDA from recurring services (normalized for 1.25% royalty rate) (7)	$321.6	$290.0	$259.4
Ending subscriber base growth (percentage) (8)	6.3	8.8	10.4
Average number of subscribers (in thousands)	1,267.5	1,176.1	1,072.5
Average subscriber growth rate (percentage)	7.8	9.7	10.2
Disconnect rate (percentage) (9)	7.5	7.0	6.4

(1)

For 2008, diluted earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the two month period ending December 31, 2008 plus the dilutive effect of actual stock options, restricted stock units, and other equity-based awards outstanding as of December 31, 2008. Diluted earnings per share for the years ended December 31, 2007 and 2006 were computed on a pro forma basis using the average number of shares of the Company’s common stock outstanding from October 31, 2008 to December 31, 2008. The number of diluted shares used in the calculation for 2007 and 2006 is based on the number of shares of the Company’s common stock outstanding plus the estimated potential dilution that could have occurred if options granted under the Company’s equity-based compensation arrangements were exercised or converted into the Company’s common stock on September 15, 2008.

(2)

Monthly recurring revenue (MRR), a non-GAAP measure, is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber earned in the last month of the period for contractual monitoring and maintenance services. This measure is reconciled below under the caption “Key Performance Measures — Monthly Recurring Revenues.”

(3)

Profit from recurring services, a non-GAAP measure reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues, as discussed under the caption “Key Performance Measures — Profit from Recurring Services.” This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.

(4)

Investment in new subscribers, a non-GAAP measure, is net expense (primarily marketing and selling expenses) incurred to add new subscribers to the subscriber base as discussed under the caption “Key Performance Measures — Investment in New Subscribers.” This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.

(5)	Includes amortization of deferred revenue related to active subscriber accounts as well as recognition of deferred revenue related to subscriber accounts that disconnect.

(6)

Includes cash payments for incremental sales compensation, fringe benefits, and related costs that are directly attributable to successful customer acquisition efforts and that are deferred and recognized over the expected life of the customer relationship.

(7)

EBITDA from recurring services, a non-GAAP measure, is normalized as if the royalty rate had been approximately 1.25% of net revenue for all periods presented. The royalty rate will remain at 1.25% of net revenue until the earlier of when we cease to use the Brink’s name or the expiration of the license agreement on October 31, 2011. This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.

(8)	Calculated based on period ending subscribers.

(9)

Calculated as a ratio, the numerator of which is customer cancellations, on an annualized basis, and the denominator of which is the average number of customers during the period. Customer relocations, reactivations and dealer charge backs of contract cancellations are excluded from the calculation.

2008 Compared to 2007

Revenues increased $47.9 million or 9.9% to $532.3 million in 2008 from $484.4 million in 2007. The increase was primarily due to 7.8% growth in the average subscriber base and 3% higher average monitoring rates, partially offset by an 18% decline in BHT pre-wire and trim-out revenues. The larger subscriber base and higher average monitoring and service rates also contributed to an 8.9% increase in MRR for 2008 as compared to 2007.

Cost of revenues increased by $15.1 million or 5.6% to $287.0 million in 2008 from $271.9 million in 2007, which was due primarily to the growth in the subscriber base partially offset by the decline in the royalty rate from approximately 7% of revenues to 1.25% of net revenues beginning November 1, 2008. This decrease in the royalty rate reduced cost of revenues by $5.1 million. Cost of revenues were 53.9% of revenues in 2008 compared to 56.1% in 2007. Had the royalty rate been 1.25% of net revenues for both years, cost of revenues would have been $262.0 million in 2008 as compared to $244.8 million in 2007, an increase of 7.0%. Cost of revenues as adjusted for royalty expense of 1.25% of net revenues for both years would have been 49.2% in 2008 as compared to 50.5% in 2007. Refer to “Operating Results Adjusted for Change in Royalty Rate” section for further analysis on the impact of the change in royalty rate on cost of revenues.

Selling, general and administrative expenses increased by $6.6 million or 4.6% to $150.9 million in 2008 from $144.3 million in 2007. The increase was primarily due to increased spending in several functional areas, as we continued to invest in our capabilities to service commercial customers. In addition, automobile reimbursement costs increased for sales employees during 2008 as compared to 2007, and administrative costs increased as we entered into our credit facility, and staffed corporate functions required as a result of the Spin-off. These increases were partially offset by a decrease of $3.9 million in BCO allocated overhead costs prior to the Spin-off in 2008 as compared to 2007. Selling, general and administrative expenses were 28.3% of revenues in 2008 compared to 29.8% in 2007.

Other operating (expense)/ income, net, was $(0.4) million in 2008 compared to $4.8 million in 2007. The net expense in 2008 was due to a $1.9 million foreign exchange loss related to the movement in exchange rate between the Canadian Dollar and the U.S. Dollar during the year. In 2007, we recognized a $2.3 million gain on the settlement of property damage and business interruption insurance claims related to Hurricane Katrina. Sublicense royalty income was $1.5 million in 2008 as compared to $1.4 million in 2007. Sublicense royalty agreements were transferred to BCO at Spin-off and thus no longer provide royalty income to the Company.

Operating profit increased $21.0 million or 28.8% to $94.0 million in 2008 compared to $73.0 million in 2007, driven primarily by higher profits from recurring services on our larger subscriber base and a decrease in the royalty rate from approximately 7% of revenues before the Spin-off to 1.25% of net revenues after the Spin-off. Had the royalty rate been 1.25% of net revenue for both years, operating profit would have been $119.0 million in 2008 as compared to $100.2 million in 2007, an increase of 18.8%. Refer to “Operating Results Adjusted for Change in Royalty Rate” section for further analysis on the impact of the change in royalty rate on operating profit.

Interest expense was $0.6 million in 2008, down from $1.0 million in 2007, as our payable to related parties was lower.

Provision for income taxes increased by $8.6 million to $36.3 million in 2008 compared to $27.8 million in 2007 due to growth in income before income taxes.

For 2008, we reported net income of $57.1 million, or $1.25 per share, compared to $44.2 million, or $0.96 per pro forma share, for 2007. As previously discussed, the 2008 results benefited from a decrease in the royalty rate charged by BCO from approximately 7% of revenues to 1.25% of net revenues beginning November 1, 2008. Refer to “Operating Results Adjusted for Change in Royalty Rate” section for further analysis on the impact of the change in royalty rate on net income.

While housing and overall market conditions are expected to remain challenging throughout 2009, we believe that various operational initiatives are in place to continue to build our commercial and residential alarm installation and monitoring business. Overall, we expect to continue to deliver growth in subscriber count, revenues and operating profit in 2009.

We believe that operating profit in 2009 will be affected by higher marketing cost for the branding effort, the initial phase of which is underway. We expect to incur less than $4 million in brand development costs during the first two quarters of 2009, and to begin the initial rollout of the new brand in the third quarter of 2009. Total incremental new brand development and rollout costs during 2009 are expected to be approximately $25 million. Total incremental costs of the branding effort across a 24-month to 36-month period continue to be estimated to range from $100 million to $150 million on a pre-tax basis. We currently expect the incremental branding costs to be funded from existing cash balances and future cash flows from operations. See the “Liquidity and Capital Resources” section for further discussion.

Monthly Recurring Revenue: MRR increased $3.3 million or 8.9% from 2008 to 2007 primarily as the result of the increase in the size of the subscriber base and the increase in recurring revenue per subscriber. The increase in MRR per subscriber is the result of adding new subscribers at higher monthly recurring rates, increasing prices charged to selected portions of the existing subscriber base, and providing additional services to both new and existing subscribers.

Subscriber Growth Rate: As of December 31, 2008, the number of ending subscribers grew 77,700 or 6.3% compared to 8.8% growth in 2007. Subscriber growth is driven by installations partially offset by subscriber disconnects. During 2008, installations slowed and disconnects increased. Installations grew across most sales acquisition channels, with the exception of multi-family and BHT. The subscriber base grew during the year due to the number of installations (173,100 in 2008) continuing to exceed the number of net disconnects (95,400 in 2008). We expect that installations will exceed disconnects during 2009, leading to continued subscriber growth.

Disconnect Rate: The annualized disconnect rate for 2008 increased to 7.5%, up from 7.0% in 2007. The increase in the disconnect rate was primarily due to an increase in customer-requested cancellations, with the most significant increase in customers indicating cancellations were for financial reasons. Household moves continue to be a major driver of disconnects, but net cancellations due to moves were down slightly as a percent of the subscriber base in 2008 as compared to 2007. Disconnects resulting from account write-offs were flat year over year. Multi-family disconnects are not expected to significantly increase in 2009, although there could be significant swings quarter by quarter. We continue to manage the disconnect rate by closely monitoring and adhering to established subscriber selection and retention processes. The disconnect rate may continue to increase in the near future due to factors beyond our control, including ongoing weakness in the housing market and the economy as a whole. We do not expect an increase will prevent overall growth in the subscriber base during 2009.

EBITDA from Recurring Services: This measure increased by 10.9% to $321.6 million in 2008 as compared to $290.0 million in 2007. The increase is primarily the result of the increase in the size of the subscriber base and the increase in recurring revenue per subscriber.

2007 Compared to 2006

Revenues increased $45.4 million, or 10.3%, to $484.4 million in 2007 from $439.0 million in 2006. This was primarily due to the larger subscriber base and higher average monitoring rates, partially offset by a decline in BHT pre-wire and trim-out revenues. The larger subscriber base and higher monitoring rates also contributed to a 12.4% increase in MRR to $37.2 million at December 31, 2007 as compared to $33.1 million at December 31, 2006. As a result of the slowdown in the new housing market, BHT pre-wire activity for homebuilders was down more than 32% in 2007 compared to 2006, and monitored activations of security systems in newly completed homes decreased 17%.

Cost of revenues increased $12.8 million, or 4.9%, to $271.9 million in 2007 compared to $259.1 million in 2006. This was due to the growth in our subscriber base, which led to higher royalty payments made to BCO and growth in other operating costs. These were offset by reductions in BHT cost of revenues due to lower activity levels in our BHT channel.

Selling, general and administrative expenses increased by $26.2 million, or 22.2%, to $144.3 million in 2007 compared to $118.1 million in 2006. This increase was due in large part to a $10.3 million increase in marketing and related sales costs, as we expanded the size of our commercial sales force and increased our direct-response advertising and other marketing costs in an effort to drive volume in our residential and commercial operations. In addition, general and administrative expenses increased primarily due to increases to our bad debt reserve, and higher legal costs sustained during the year. Selling, general and administrative expenses were 29.8% of revenue in 2007 compared to 26.9% in 2006.

Other operating income increased by $3.4 million to $4.8 million in 2007 compared to $1.4 million in 2006 primarily due to $2.3 million of insurance settlement gains for final settlement of property damage and business interruption insurance claims related to Hurricane Katrina. Additionally, we recorded foreign currency transaction gains of $0.9 million in 2007 compared to a loss of $0.1 million in 2006.

Operating profit increased $9.8 million, or 15.5%, to $73.0 million in 2007 compared to $63.2 million in 2006 due to higher profit from recurring services, which was only partially offset by the increased cost of investment in new subscribers. Higher profit from recurring services in 2007 was primarily due to increased monitoring and service revenues and cost efficiencies generated from our larger subscriber base. Higher investment in new subscribers was primarily due to increased installation volume and higher marketing expenses incurred in traditional branch operations, partially offset by lower expenses, net of revenues, in BHT. The growth of investment in new subscribers in 2007 compared to 2006 was greater than in the prior year comparison primarily as a result of increased advertising.

Interest expense was $1.0 million in 2007, down slightly from $1.4 million in 2006, as our payable to related parties was lower.

Provision for income taxes increased by $2.3 million to $27.8 million in 2007 compared to $25.5 million in 2006 due to growth in income before income taxes, partially offset by a reduction in state taxes.

For 2007, we reported net income of $44.2 million, or $0.96 pro forma per share, compared to $36.3 million, or $0.79 pro forma per share, for 2007. The change is a result from an increase in revenue generated by the growth in our subscriber base of 8.8%

Monthly Recurring Revenue: From 2006 to 2007, MRR increased $4.1 million or 12.4% year over year, which was driven by the increase in our subscriber base and increased prices charged to portions of the existing customer base.

Subscriber Growth Rate: Ending subscribers grew 99,000 or 8.8% from 2006 to 2007. Additions to the subscriber base from installations were 180,800 in 2007, primarily the result of increased traditional branch installation volume as well as increased installations through the growing dealer network. Installation growth was negatively impacted by the sluggish real estate activity in the U.S. installations were partially offset by 81,800 disconnects.

Disconnect Rate: The annualized disconnect rate for 2007 increased to 7.0% compared to 6.4% in 2006. The increase in the disconnect rate in 2007 over 2006 primarily resulted from expiring multi-family housing agreements (0.4 percentage points of the 2007 disconnect rate) and technical adjustments during quarterly reconciliations (approximately 0.2 percentage points of the 2007 disconnect rate).

EBITDA from Recurring Services: This measure increased by 11.8% to $290.0 million in 2007 as compared to $259.4 million in 2006. The increase was primarily the result of the increase in the size of the subscriber base and the increase in recurring revenue per subscriber.

Operating Results Adjusted for Change in Royalty Rate

Our results of operations include a royalty expense that is charged to us by BCO for use of the Brink’s brand name. The rate utilized for fiscal 2006 and 2007 was approximately 7% of revenues in the United States and 3% of revenues outside of the United States. Similarly, for the fiscal year 2008, the months January through October also utilized the 7% rate in the United States and 3% outside of the United States. However, for the months of November and December 2008, the rate used was 1.25% of net revenue for both within and outside the United States. The table below adjusts actual operating results by the lower royalty rate of 1.25% for 2008, 2007, and 2006.

(in millions, except per share amounts)	Years Ended December 31,
	2008	2007	2006
GAAP Operating Profit	$94.0	$73.0	$63.2
Add: Adjustment to normalize royalty rate	25.0	27.2	24.7

Non-GAAP Operating Profit	$119.0	$100.2	$87.9

GAAP Net Income	$57.1	$44.2	$36.3
Add: Adjustment to normalize royalty rate	25.0	27.2	24.7
Less: Tax effects of adjustment	(9.7)	(10.5)	(10.3)

Non-GAAP Net Income	$72.4	$60.9	$50.7

GAAP pro forma earnings per share — diluted	$1.25	$0.96	$0.79
Add: Adjustment to normalize royalty rate	0.54	0.60	0.53
Less: Tax effects of adjustment	(0.21)	(0.23)	(0.22)

Non-GAAP earnings per share — diluted	$1.58	$1.33	$1.10

Subscriber Activity

	Years Ended December 31,			% change
(Subscriber data in thousands)	2008	2007	2006	2008	2007
Number of subscribers:
Beginning of period	1,223.9	1,124.9	1,018.8
Installations (a)	173.1	180.8	175.0	(4.3)	3.3
Disconnects (a)	(95.4)	(81.8)	(68.9)	16.6	18.7

End of period (b)	1,301.6	1,223.9	1,124.9	6.3	8.8

Average number of subscribers	1,267.5	1,176.1	1,072.5	7.8	9.7
Disconnect rate (c)	7.5%	7.0%	6.4%
Annualized rate excluding multi-family disconnects (d)	7.1%	6.6%	6.4%

(a)

Customers who move from one location and then initiate a new monitoring agreement at a new location, which totaled 22,800, 26,400, and 27,600 for 2008, 2007, and 2006, respectively, are not included in either installations or disconnects. Dealer accounts cancelled and charged back to the dealer during the specified contract term are also excluded from installations and disconnects. Inactive sites that are returned to service reduce disconnects.

(b)	The total number of subscribers at December 31, 2008, includes approximately 65,400 commercial customers. We consider expansion of our commercial customer base a significant growth opportunity.

(c)

The disconnect rate is a ratio, the numerator of which is the number of customer cancellations during the period and the denominator of which is the average number of customers during the period. The gross number of customer cancellations is reduced for customers who move from one location and then initiate a new monitoring agreement at a new location, accounts charged back to the dealers because the customers cancelled service during the specified contractual term, and inactive sites that are returned to active service during the period.

(d)	Multi-family disconnects do not have a material impact on the income statement and such sites generate substantially lower MRR per site.

Reconciliation of Non-GAAP Measures

Monthly Recurring Revenues

Monthly recurring revenue, or MRR, is a non-GAAP measure, used to evaluate performance. We believe the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from subscriber, monitoring, and other service fees. This supplemental non-GAAP information should be reviewed in conjunction with our historical consolidated statements of income.

The table below reconciles monthly recurring revenues, a non-GAAP measure, to revenues, its closest GAAP counterpart.

	Years Ended December 31,
(In millions)	2008	2007	2006
Monthly recurring revenues (“MRR”) (a)	$40.5	$37.2	$33.1
Amounts excluded from MRR:
Amortization of deferred revenue	3.6	2.8	2.5
Other revenues (b)	1.4	1.6	2.1

Revenues on a GAAP basis:
December	45.5	41.6	37.7
January — November	486.8	442.8	401.3

January — December	$532.3	$484.4	$439.0

(a)

MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.

(b)

Other revenues are not pursuant to monthly contractual billings, including but not limited to revenue from commercial product sales, on-call service revenue, and pre-wire and trim-out revenue from BHT operations. Other revenues also include terminated contract penalty billings for breached contracts, pass-through revenue (alarm permit fees, false alarm fines, etc.), and partial month revenues recognized from customers who disconnected during the last month of the period and are therefore not included in MRR. This amount is reduced for adjustments recorded against revenue (primarily customer goodwill credits and other billing adjustments), and for the amount included in MRR for new customers added during the last month of the period for those portions of the month for which revenues were not recognized for such customers.

Profit from Recurring Services and Investment in New Subscribers

Profit from recurring services and investment in new subscribers are non-GAAP measures, used to evaluate performance. We believe the presentation of these measures is useful to investors as they reflect the ongoing profit generated from the subscriber base and the net expenses incurred to acquire new subscribers. This supplemental non-GAAP information should be reviewed in conjunction with our historical consolidated statements of income.

The following table reconciles profit from recurring services and investment in new subscribers to operating profit, their closest GAAP counterpart.

	Years Ended December 31,			% change
(In millions)	2008	2007	2006	2008	2007
Profit from recurring services (a)	$195.3	168.9	151.2	15.6	11.7
Investment in new subscribers (b)	(101.3)	(95.9)	(88.0)	5.6	9.0

Operating profit	$94.0	73.0	63.2	28.8	15.5

(a)	Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues.

(b)

Primarily marketing and selling expenses, net of the deferral of subscriber acquisition costs (primarily a portion of sales commissions and related costs) incurred in the acquisition of new subscribers. Also includes operating expenses of the BHT division.

EBITDA from Recurring Services

EBITDA from recurring services is a measure used to monitor our cash flow performance. We believe the presentation of this measure is useful to investors as it provides a reasonable representation of the Company’s ability to generate cash from our established subscriber base. This supplemental non-GAAP information should be reviewed in conjunction with our historical consolidated statements of cash flows.

The table below reconciles EBITDA from recurring services, for 2008, 2007, and 2006 to operating profit, its closest GAAP counterpart.

	Years Ended December 31,
(In millions)	2008	2007	2006
EBITDA from recurring services	$321.6	$290.0	$259.4
Less: Adjustment to normalize royalty rate (a)	(25.0)	(27.2)	(24.7)
Less: Depreciation and amortization	(85.3)	(77.7)	(67.6)
Less: Impairment charges from subscriber disconnects	(56.5)	(50.4)	(47.1)
Plus: Amortization of deferred revenue	40.5	34.2	31.2

Profit from recurring services	195.3	168.9	151.2
Less: Investment in new subscribers	(101.3)	(95.9)	(88.0)

Operating profit	$94.0	$73.0	$63.2

(a)

Our results of operations include a royalty expense that was charged to us by our former parent company for use of the Brink’s brand name. The rate utilized for fiscal 2006 and 2007 was 7% of revenues in the United States and 3% of revenues outside of the United States. Similarly, for the fiscal year 2008 the months January through October also utilize the 7% rate in the United States and 3% outside of the United States. However, for the months of November and December 2008, the rate used was approximately 1.25% of net revenue for both within and outside the United States. For comparison purposes, the current royalty rate of 1.25% was used for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operations include cash received from monthly recurring revenue and upfront installation fees received from customers, less cash costs to monitor subscribers and certain costs, principally marketing and selling costs, associated with new customer installations. Cash used in investing activities is primarily spent on capital expenditures consisting of equipment, labor and overhead costs incurred to install security systems for new subscribers as well as costs to purchase new sites from dealers. Prior to the Spin-off, cash flows from financing activities were primarily related to distributions from, and contributions to, BCO. See Note 2 to the consolidated financial statements for a discussion of our ongoing relationship with BCO after the Spin-off.

Summary Cash Flow Information

The following table shows selected information from our statement of cash flows for the periods presented.

	Years Ended December 31,
(In millions)	2008	2007	2006
Cash flows from:
Operating activities	$224.0	$183.7	$155.9
Investing activities	(177.8)	(175.8)	(163.9)

Cash flows available for financing activities	$46.2	$7.9	$(8.0)
Financing activities	$14.2	$(7.3)	$7.2

2008 Compared to 2007

Cash Flow from Operating Activities

Operating cash flow increased by $40.3 million to $224.0 million in 2008 compared to $183.7 million in 2007 primarily due to the positive effects of a larger subscriber base, lower installation volume, and a reduction in the royalty rate. Growing the subscriber base requires significant upfront cash investment, consisting primarily of direct materials and labor to install the security systems, direct sales costs, and indirect costs associated with installation activities. Decreases in security system installations result in increased operating cash flow. New security system installations declined by 4.3% from approximately 180,800 in 2007 to approximately 173,100 in 2008. Additionally, operating cash flow increased due to an increase in deferred income taxes resulting from electing bonus depreciation for federal tax purposes for certain types of capital assets placed in service during the year.

Cash Flow from Investing Activities

Investing cash outflows increased by $2.0 million to $177.8 million in 2008 compared to 2007. Gross capital expenditure spending was the same in both years; however, in 2007, we received $2.0 million in insurance proceeds that reduced investing cash outflows. Capital expenditures are primarily for equipment, labor and overhead costs incurred to install security systems for new subscribers, as well as costs to purchase new sites from dealers. New customer sites added to the subscriber base before the effect of disconnects were approximately 173,100 as compared to 180,800 sites in 2007. The average capital expenditure per new customer site increased by $59 to $973 in 2008 as compared to $913 in 2007.

Cash Flow from Financing Activities

Cash flows from financing activities increased $21.5 million to $14.2 million in 2008 from $(7.3) million in 2007. Prior to the Spin-off, cash flows from financing activities consisted primarily of contributions to and distributions from BCO resulting from operating and investing activities. As of October 31, 2008, BCO contributed $50 million cash to us as a condition of the Spin-off. In 2008, before the Spin-off, we distributed $32.2 million in cash to BCO generated from positive cash flows before financing.

2007 Compared to 2006

Cash Flow from Operating Activities

Operating cash flow increased by $27.8 million to $183.7 million in 2007 compared to $155.9 million in 2006 primarily due to higher operating profit partially offset by higher working capital usage.

Cash Flow from Investing Activities

Investing cash outflows increased by $11.9 million to $175.8 million in 2007 compared to $163.9 million in 2006, primarily as the result of higher capital expenditures due to the addition of more new subscribers than in the prior year, partially offset by $2.3 million of insurance proceeds in 2007 from the final settlement of insurance claims related to Hurricane Katrina.

Cash Flow from Financing Activities

Financing cash flows used $7.3 million of cash in 2007 due to payments to BCO as a result of our positive cash flows before financing activities. Financing cash flows provided $7.2 million of cash in 2006 as a result of cash received from BCO to fund the shortfall of operating activities net of investing activities.

Debt Obligations

In connection with the Spin-off, we have entered into a credit agreement that provides for a $75 million unsecured revolving credit facility provided by a bank group led by JPMorgan Chase Bank, N.A (the “Credit Facility”). A portion of the Credit Facility, up to $15 million, may be used to issue letters of credit. Additionally, the facility has an expansion feature providing an option to increase the commitment by up to $50 million, under certain conditions. We intend to use the proceeds of the Credit Facility, as necessary, to support our working capital needs, the growth of the business, and for other general corporate purposes. For the year ended December 31, 2008, no borrowings have been made under the Credit Facility, but we have used the Credit Facility to issue letters of credit totaling $2.7 million.

The Credit Facility requires us to satisfy two customary affirmative and negative covenants: a leverage ratio and fixed charge coverage ratio. As of December 31, 2008, we have a leverage ratio of 0.01 to 1.0, which was in compliance with the Credit Facility’s requirement of no more than 2.50 to 1.00. The fixed charge coverage ratio for December 31, 2008 was 13.4 to 1.0 which was also in compliance with the Credit Facility’s requirement of at least 2.0 to 1.0. See Note 14 to our consolidated financial statements for further information regarding the Credit Facility.

Liquidity

We believe our cash flows from operations will be sufficient to satisfy future working capital, capital expenditures, and financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described elsewhere in this Annual Report on Form 10-K. If we are unable to generate sufficient cash flows from operations, we may be required to seek other financing alternatives. Based upon the balance of cash and cash equivalents of $63.6 million at December 31, 2008, the availability of $72.3 million of our $75 million in the Credit Facility, no long term debt, and our strong balance sheet, we believe we have sufficient liquidity to execute our plans for subscriber growth and to fund the introduction of the new brand in the third quarter of 2009. Additionally, in February 2009, the U.S. Congress passed and the President signed a stimulus package that contained a provision for bonus depreciation for federal income tax purposes on certain types of capital assets placed in service in 2009. This provision could substantially reduce, if not eliminate, our 2009 federal current tax liability, deferring cash payment for those taxes into subsequent years, and thus providing additional short-term cash flow benefit.

Off Balance Sheet Transactions

We have operating leases that are described in the notes to our consolidated financial statements. See Note 8 for operating leases that have residual value guarantees. We use operating leases to lower our cost of financing. We believe operating leases are an important component of our capital structure.

In connection with the Spin-off, we have been indemnified by BCO for all liabilities related to BCO’s former coal operations and certain tax liabilities under the Tax Matters Agreement. Refer to Note 16 — Commitments and Contingencies for further information regarding indemnification of BCO’s coal liabilities and Note 7 — Income Taxes in our consolidated financial statements for further information about the Tax Matters Agreement.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2008.

	Estimated Payments Due by Period
(In millions)	2009	2010	2011	2012	2013	Later Years	Total
Contractual obligations
Operating lease obligations	$9.5	$6.4	$4.7	$2.7	$1.4	$0.4	$25.1
Uncertain tax positions (a)	4.8						4.8
Commitment Fee related to the Credit Facility	0.2	0.2	0.2	0.2			0.8
Letters of Credit	2.7						2.7
Contractual obligations — new brand (b)	1.0						1.0

Total	$18.2	$6.6	$4.9	$2.9	$1.4	$0.4	$34.4

(a)

We have accrued for uncertain tax positions, pursuant to FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109, in the amount of $4.8 million in 2008. The expected timing of the cash settlement for the $4.8 million is currently not reasonably estimable.

(b)

In connection with building the new brand, we have entered into agreements with several firms to help with the brand development and marketing process. As of December 31, 2008, the remaining costs of commitments with these firms total $1.0 million which will be incurred in 2009.

Inflation

We believe that inflation has not materially affected our operations.

CRITICAL ACCOUNTING POLICIES

The application of accounting policies necessarily involves judgment and, in certain instances, the use of estimates and assumptions. Different amounts could be reported under different conditions or using different assumptions. We believe that the accounting policies used to develop estimates that are the most critical to understanding and evaluating our reported results relate to: revenue recognition, security systems capitalization, deferred subscriber acquisition costs, long-lived asset valuation, useful lives of security systems, allowance for doubtful accounts, and income taxes.

Historically, actual results have not differed materially from estimates.

We have discussed the development and selection of the critical accounting policies with our Audit and Finance Committee of our Board of Directors. The Audit and Finance Committee has reviewed our disclosures relating to these policies in this section of our Annual Report. For a description of all of our significant accounting policies see Note 1 to our consolidated financial statements.

Revenue Recognition

Major components of our revenue include contractual monitoring and service revenues, non-refundable installation fees, including connection fees, additional equipment installation fees, sales of equipment without an extended contractual relationship, and other services. We follow Staff Accounting Bulletin 104, Revenue Recognition, which requires us to defer certain revenues associated with customer acquisition.

We recognize contractual monitoring and service revenue monthly as we provide services pursuant to the terms of subscriber contracts which have contract prices that are fixed and determinable. The subscriber’s ability to meet the contract terms is assessed, including payment terms, before entering into the contract. Generally, we defer revenues associated with installation fees and recognize them using the straight-line method over the life of the customer relationship, which we currently estimate to be 15 years. We recognize revenues associated with the sale of products for which there is no attached extended contractual relationship when the products are delivered. We recognize revenues from services not covered by the terms of subscriber contracts as those services are rendered.

Unamortized balances of deferred revenue resulting from installation fees and the associated deferred cost in the event the related security system asset is disconnected and considered for impairment is immediately recognized, as described in “Deferred Subscriber Acquisition Costs.”

Sales taxes collected from customers and remitted to governmental authorities are not included in revenues in our consolidated statements of income.

Security Systems Capitalization

We retain ownership of most security systems installed at subscriber locations. Capitalized costs related to security systems that are installed using Company employees and subcontractors include equipment and materials used in the installation process, direct labor required to install the equipment at subscriber sites, and other costs associated with the installation process. Other costs include the cost of vehicles used for installations and the portion of telecommunication, facilities, and administrative costs incurred primarily at our branches that are associated with the installation process. We estimate the other costs to be capitalized by allocating branch costs between installation activities and service activities. The portion of costs related to service activities is expensed while the portion of costs related to installation is capitalized. Estimates are re-evaluated periodically. While the relationship between installation and service activities fluctuates, such fluctuations have historically been insignificant and are not expected to materially change in the future. No corporate general and administrative or overhead costs are capitalized. In 2008, direct labor and other costs represented approximately 69% of the amounts capitalized, while equipment and materials represented approximately 31% of amounts capitalized. Security system assets acquired from third party dealers are capitalized at the contractually determined purchase price.

Deferred Subscriber Acquisition Costs

We incur marketing and selling costs to obtain new subscribers. Under the guidance of Staff Accounting Bulletin 104, Revenue Recognition, with additional guidance in SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, certain subscriber acquisition costs are deferred, primarily incremental direct selling costs. Substantially all deferred subscriber acquisition costs consist of incremental sales compensation and fringe benefits and referral fees paid which are directly related to successful subscriber acquisition efforts. The amount of deferred commissions is based on the percentage of successful sales to total sales efforts. We expense all marketing costs and indirect selling costs as current period costs.

For most installations, subscriber acquisition costs are less than deferred installation fees and are amortized using a straight-line method over the 15 year estimated life of the customer relationship. Estimated lives of the customer relationship are based on our ongoing annual analysis of subscriber and site retention. When a security system asset is identified for possible impairment, any unamortized deferred subscriber acquisition costs are immediately recognized related to that installation.

For subscribers acquired through our BHT activities, there are no deferred revenues. Subscriber acquisition costs are deferred in accordance with SFAS 91 for these activities and amortize these deferred costs using a straight-line method over the three-year initial monitoring contract term. We evaluate recoverability of the deferred acquisition costs by comparing the cost incurred to the expected cash to be received under the initial term of the related monitoring contract less estimated incremental costs to monitor the site. Because the expected net cash flows from the initial monitoring contract significantly exceed the deferred subscriber acquisition costs, we believe that the deferred subscriber acquisition costs are recoverable. Deferred subscriber acquisition costs of a BHT activation typically is approximately one-third of the minimum contractual revenues from the initial monitoring contract. Historically, the relationship of deferred subscriber acquisition costs to the expected initial monitoring contract revenues has not changed materially and material changes in the foreseeable future are not expected.

Long-Lived Asset Valuation

At December 31, 2008, we had net property and equipment of $659.3 million, including $618.9 million related to security systems. Long-lived assets are reviewed for possible impairment using the guidance in SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. Long-lived assets, including security systems, are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Impairment is indicated when the estimated total undiscounted cash flows associated with the asset or group of assets is less than the carrying value. If impairment is indicated, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

Impairment charges for security systems are recorded in cost of revenues based on the carrying value of security systems estimated to be permanently impaired during the period. The carrying value is the remaining net book value associated with a security system that has been disconnected. The number of permanently impaired security systems are estimated based on the actual disconnects during the period less an estimated number of those sites that will reconnect within a reasonable period in the future. The estimate of sites that will reconnect within a reasonable period in the future is analyzed and updated on an ongoing basis using actual historical data. The actual reconnect rate has not fluctuated materially over the past five years. For the sites that are expected to be reconnected within a reasonable period, the undiscounted cash flows expected to result from the reactivations exceed the carrying value of the security system assets, and accordingly, no impairment is recorded for those assets. Should the estimate of future reconnection materially change, our impairment charges could be affected.

Deferred installation revenues and deferred subscriber acquisition costs are associated with the subscriber relationship as opposed to the underlying physical asset. The carrying value of deferred installation fees and the associated carrying value of deferred acquisition costs are immediately recognized in the event of subscriber contract cancellation.

Useful Lives of Security Systems

Most security system assets are depreciated using the straight-line method over the 15-year estimated economic useful lives of the assets. At least annually, economic useful lives of security system assets are re-evaluated based upon our ongoing analysis of all pertinent factors, including observation of sites remaining in active service, historical disconnect and reconnect data, and assessment of the estimated technological life of the installed systems. Economic useful life of these security system assets are estimated primarily based on actual observations of the percentage of security system assets that remain in active status as the installed systems age over time. The percentage relationships have remained relatively stable over time. The percentage relationships are not expected to change materially in the foreseeable future.

Security systems at multi-family locations are depreciated using the straight-line method over the initial term of the related monitoring contracts, which range from three to ten years.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our best estimate of the amount of probable credit losses on existing accounts receivable. The allowance is based on historical write-off experience. The allowance for doubtful accounts is reviewed quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Total allowance for uncollectible accounts receivable as of December 31, 2008 was $4.9 million, representing approximately 11.9% of the total accounts receivable. At December 31, 2007, the total allowance for doubtful accounts was $4.4 million, which was approximately 10.4% of the total accounts receivable.

Income Taxes

We account for income taxes in accordance with SFAS 109, Accounting for Income Taxes. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

In the ordinary course of business, there may be many transactions and calculations where the ultimate tax outcome is uncertain. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws. We recognize potential liabilities for anticipated tax audit issues based on an estimate of the ultimate resolution of whether additional taxes may be due. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

As part of our financial process, we must assess the likelihood that deferred tax assets can be recovered. If recovery is not likely, the provision for taxes must be increased by recording a reserve in the form of a valuation allowance for the deferred tax assets that are estimated not to be ultimately recoverable. In this process, certain relevant criteria are evaluated including the existence of deferred tax liabilities that can be used to absorb deferred tax assets and taxable income in future years. Judgment regarding future taxable income may change due to future market conditions, changes in U.S. tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets and an accompanying reduction or increase in net income in the period when such determinations are made.

We have been included in BCO’s consolidated federal and state income tax returns prior to the Spin-off and will file stand-alone returns for subsequent periods. However, the provision for income taxes in the consolidated financial statements has been determined as if we had filed our own income tax returns separate and apart from BCO for all periods presented.

See below for the schedule of effective tax rates and the provision for income taxes:

	Provision for income taxes			Effective tax rate
Years Ended December 31,	2008	2007	2006	2008	2007	2006
	(In millions)			(In percentages)
	$36.3	27.8	25.5	38.9%	38.6%	41.3%

RECENT ACCOUNTING PRONOUNCEMENTS

Adopted Standards

We adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109 (“FIN 48”), which was effective January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”). It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The adoption of this interpretation increased retained earnings at January 1, 2007, by $4.3 million.

We adopted SFAS 123R, Share-Based Payment (“SFAS 123R”), effective January 1, 2006. Prior to adopting SFAS 123R, we accounted for our participation in BCO’s share-based compensation plans using the intrinsic-value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, as permitted by SFAS 123, Accounting for Stock-Based Compensation, the predecessor to SFAS 123R. Under the intrinsic-value method, no share-based compensation cost was recognized as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS 123R eliminates the use of the intrinsic-value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards. In addition, SFAS 123R requires additional accounting and disclosures for the income tax and cash flow effects of share-based payment arrangements.

We adopted SFAS 123R using the “modified prospective” transition method. Under the modified prospective transition method, we began recognizing share-based compensation costs on January 1, 2006, but did not restate prior periods. The amount of compensation cost recognized was computed based on the requirements of SFAS 123R for share-based awards granted in 2006, and based on the requirements of SFAS 123 for the unvested portion of awards granted prior to 2006. Prior to the Spin-off on October 31, 2008, BCO allocated a portion of those expenses to us based on the number of options granted to our officers and employees.

We adopted SEC Staff Accounting Bulletin 108 (“SAB 108”), effective December 31, 2006, which is codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach (“dual method” approach) and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. Prior to the adoption of SAB 108, we evaluated errors using only the income statement approach.

We had previously identified that we had been incorrectly applying our accounting policy for recording impairment charges upon subscriber disconnects. Prior to the adoption of SAB 108, we determined that this incorrect application was not material to the financial statements using the income statement approach. The correction of this application was considered material using the dual method approach due to the impact on the trend of our operating profit. Upon adoption of SAB 108, to correctly apply its accounting policy to subscriber disconnects, we recorded a $3.8 million ($2.4 million after tax) increase to shareholder’s equity in 2006.

We adopted SFAS 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”), effective January 1, 2008. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to the election of the fair value option, are reported in earnings. We did not elect the fair value option for existing assets or liabilities upon adoption. Therefore, the implementation of SFAS 159 did not have an effect on our results of operations or financial position.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position 157-2, Partial Deferral of the Effective Date of SFAS 157, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. We adopted SFAS 157, effective January 1, 2008, for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure of fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The implementation of SFAS 157, as it relates to our financial assets and financial liabilities did not have a material effect on our results of operations or financial position.

Standards Not Yet Adopted

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related noncontrolling interest related to the acquisition of a controlled subsidiary, measured at fair value as of the acquisition date. We are required to adopt SFAS 141R in the first quarter of 2009. We do not currently expect that the implementation of SFAS 141R will have a material effect on our results of operations and financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, as well as for the deconsolidation of a subsidiary. Specifically, SFAS 160 clarifies that noncontrolling interests in a subsidiary should be reported as equity in the consolidated financial statements. We are required to adopt SFAS 160 in the first quarter of 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share under the two-class method. The FSP will become effective at the beginning of 2009. All prior period earnings per share data presented should be adjusted retrospectively. Early application of this FSP is prohibited. We do not expect the adoption of FSP-EITF No. 03-6-1 to have a material impact on the determination or reporting of our earnings per share.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our operations include activities in the United States and Canada. These operations expose us to a variety of market risks, including the effects of changes in commodity prices and foreign currency exchange rates. These financial and commodity exposures are monitored as an integral part of our overall risk management program.

The market risk exposure sensitivity analysis is based on the facts and circumstances in effect at December 31, 2008. Actual results will be determined by a number of factors that are not under our control and could vary materially from those disclosed.

We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business, but our consolidated results are reported in U.S. dollars.

We are exposed periodically to the foreign currency rate fluctuations that affect transactions not denominated in the functional currency of our domestic and foreign operations. We do not use derivative financial instruments to hedge investments in foreign subsidiaries since such investments are long-term in nature.

The following table shows the effects on operating income of a hypothetical simultaneous 10% appreciation in the U.S. dollar from year-end 2008 levels against the Canadian dollar.

(In millions)	Hypothetical Effects Increase/(decrease)
Translation of 2008 earnings into U.S. dollars	$0.0
Transactional exposures	1.0
Translation of net assets of Canadian subsidiary	0.2

Interest Rate Risk

During 2008, we entered into a credit agreement that provides for a $75 million revolving credit facility, provided by a bank group led by JPMorgan Chase Bank, N.A. (the “Credit Facility”). The pricing on the Credit Facility is based on, generally at our discretion, the greater of the Prime Rate or the Federal Funds Rate plus one-half of one percent, or LIBOR, plus an adjustment based on our leverage ratio, as defined by the Credit Facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BRINK’S HOME SECURITY HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Brink’s Home Security Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Brink’s Home Security Holdings, Inc. and subsidiaries (Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007, Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective December 31, 2006.

/s/ KPMG LLP

Dallas, Texas

March 31, 2009

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Consolidated Balance Sheets

	December 31,
(In millions, except per share amounts)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$63.6	$3.3
Accounts receivable (net of allowance for uncollectable accounts of $4.9 and $4.4 at December 31, 2008 and 2007, respectively)	36.3	38.1
Prepaid expenses and other	9.2	9.8
Deferred income taxes	24.8	23.3

Total current assets	133.9	74.5
Property and equipment, net Deferred subscriber acquisition costs, net	659.3 83.7	606.0 83.2

Total assets	$876.9	$763.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20.4	$23.4
Payable to related parties	—	13.2
Payroll and other employee liabilities	15.5	13.8
Other accrued liabilities	19.2	20.9
Deferred revenue	43.2	39.6

Total current liabilities	98.3	110.9
Deferred revenue	181.0	178.6
Deferred income taxes	104.8	58.2
Other liabilities	10.8	10.5

Total liabilities	394.9	358.2

Commitments and contingent liabilities (Note 16)

Shareholders’ equity:
Preferred stock, $10 par value, 2 million shares authorized, no shares issued	—	—
Common stock, no par value, 170 million shares authorized, 45.8 million shares issued and outstanding for 2008 and no shares for 2007	—	—
Common stock, $1.00 par value, 5 million shares authorized, 2 million shares issued and outstanding for 2007	—	2.0
Additional paid-in capital	54.5	1.8
Retained earnings	428.9	403.6
Accumulated other comprehensive loss	(1.4)	(1.9)

Total shareholders’ equity	482.0	405.5

Total liabilities and shareholders’ equity	$876.9	$763.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(In millions, except per share amounts)	2008	2007	2006
Revenues	$532.3	$484.4	$439.0

Expenses:
Cost of revenues	287.0	271.9	259.1
Selling, general and administrative expenses	150.9	144.3	118.1

Total expenses	437.9	416.2	377.2
Other operating (expense)/income, net	(0.4)	4.8	1.4

Operating profit	94.0	73.0	63.2
Interest expense	0.6	1.0	1.4

Income before income taxes	93.4	72.0	61.8
Provision for income taxes	36.3	27.8	25.5

Net income	$57.1	$44.2	$36.3

Pro forma earnings per common share
Basic:	$1.25	$.96	$.79
Diluted:	1.25	.96	.79

Pro forma weighted-average common shares outstanding
Basic	45.8	45.8	45.8
Diluted	45.8	45.9	45.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In millions)	2008	2007	2006
Net income	$57.1	$44.2	$36.3
Other comprehensive income/(loss) — foreign currency translation adjustment arising during the period	0.5	(0.6)	—

Comprehensive income	$57.6	$43.6	$36.3

The accompanying notes are an integral part of the Consolidated Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2008, 2007 and 2006

(In millions)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2005	$2.0	$1.8	$316.4	$(1.3)	$318.9

Net income	—	—	36.3	—	36.3
Adoption of Securities and Exchange Commission Staff Accounting Bulletin 108, net of income taxes of $1.4 (see Note 1)	—	—	2.4	—	2.4

Balance as of December 31, 2006	2.0	1.8	355.1	(1.3)	357.6

Net income	—	—	44.2	—	44.2
Other comprehensive loss	—	—	—	(0.6)	(0.6)
Adoption of Financial Accounting Standards Board Interpretation 48 (see Notes 1 and 7)	—	—	4.3	—	4.3

Balance as of December 31, 2007	2.0	1.8	403.6	(1.9)	405.5

Net income	—	—	57.1	—	57.1
Other comprehensive income	—	—	—	0.5	0.5
Reclassification of par value upon issuance of no-par common stock at Spin-off	(2.0)	2.0	—	—	—
Contribution of cash from BCO at Spin-off (see Note 2)	—	50.0	—	—	50.0
Deemed dividend to BCO at Spin-off (see Note 2)	—	—	(31.8)	—	(31.8)
Disbursement of 45.8 million no par common shares to shareholders of BCO	—	—	—	—	—
Share-based compensation expense	—	0.7	—	—	0.7

Balance as of December 31, 2008	$—	$54.5	$428.9	$(1.4)	$482.0

The accompanying notes are an integral part of the Consolidated Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2008	2007	2006
Cash flows from operating activities:
Net income	$57.1	$44.2	$36.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85.3	77.7	67.6
Impairment charges from subscriber disconnects	56.5	50.4	47.1
Amortization of deferred revenue	(40.5)	(34.2)	(31.2)
Deferred income taxes	40.6	9.6	6.9
Share-based compensation	0.7	—	—
Provision for uncollectible accounts receivable	11.6	10.6	8.0
Other operating, net	2.0	(1.4)	0.4
Change in operating assets and liabilities:
Accounts receivable	(9.8)	(8.8)	(13.9)
Accounts payable and accrued liabilities	(0.7)	10.0	18.9
Deferral of subscriber acquisition cost	(23.1)	(23.8)	(24.4)
Deferral of revenue from new subscribers	44.3	47.4	44.9
Prepaid and other current assets	(0.2)	(0.2)	(1.0)
Other, net	0.2	2.2	(3.7)

Net cash provided by operating activities	224.0	183.7	155.9

Cash flows from investing activities:
Capital expenditures	(177.8)	(177.8)	(163.9)
Insurance proceeds	—	2.0	—

Net cash used in investing activities	(177.8)	(175.8)	(163.9)

Cash flows from financing activities:
Change in cash overdrafts	(3.6)	(0.8)	(1.7)
Net contributions from (distributions to) BCO and other related parties	(32.2)	(6.5)	8.9
Cash received from BCO as a result of the Spin-off	50.0	—	—

Net cash provided (used) by financing activities	14.2	(7.3)	7.2

Effect of exchange rate changes on cash	(0.1)	0.1	—

Cash and cash equivalents:
Increase (decrease)	60.3	0.7	(0.8)
Balance at beginning of period	3.3	2.6	3.4

Balance at end of period	$63.6	$3.3	$2.6

Supplemental cash flow disclosures of non-cash financing activities:
Transfers of net assets and liabilities to BCO	$(151.6)	$—	$—
Deemed dividend to BCO at Spin–off	31.8	—	—

Supplemental cash flow information:
Cash paid for:
Interest	$0.6	$0.4	$0.4
Income taxes, net:
Paid to related parties	0.0	16.9	13.2
Other	1.0	1.5	0.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business, The Spin-off, Basis of Presentation, and Significant Accounting Policies

Description of Business

Brink’s Home Security, Inc. (“Brink’s Home Security”) was incorporated in Delaware in 1983, and became a wholly-owned subsidiary of Brink’s Home Security Holdings, Inc. (“Holdings”), a Virginia corporation, on October 31, 2008, upon completion of the spin-off transaction described below. Holdings and its consolidated subsidiaries, including Brink’s Home Security, are collectively referred to in this report as the “Company” or “Holdings,” unless otherwise indicated. Historically, the “Company” also refers to Brink’s Home Security.

The Company conducts business in one segment. Management evaluates performance and allocates resources based on cash flows and operating profit or loss of the Company as a whole. The Company markets, installs, services, and monitors security alarm systems for over 1.3 million customers, covering more than 250 metropolitan areas in all 50 states and two Canadian provinces. Based on revenues, the Company believes it is the second largest provider of security alarm monitoring services for residential and commercial properties in North America. The Company’s primary customers are residents of single-family homes, which comprise more than 90% of the Company’s subscriber base.

The Spin-off

On September 12, 2008, the Board of Directors of The Brink’s Company (“BCO”) approved the separation of BCO into two independent, publicly traded companies through the distribution of 100% of its Brink’s Home Security business to shareholders of BCO. To effect the separation, BCO transferred all outstanding shares of Brink’s Home Security, through a series of transactions, to Holdings, another wholly-owned subsidiary of BCO, which prior to these transactions had no independent assets or operations, and distributed the shares of Holdings to BCO’s shareholders.

As discussed in Note 10, distribution of Holdings’ common stock to the stockholders of BCO occurred on October 31, 2008, at a ratio of one share of Holdings’ common stock for each share of BCO’s common stock held by each such holder as of the record date of October 21, 2008 (“the Spin-off”). Prior to the Spin-off, BCO received necessary regulatory approvals including a favorable private letter ruling on the tax-free nature of the transaction from the Internal Revenue Service, as well as a declaration of effectiveness for Holdings’ Registration Statement on Form 10, as amended (“Form 10”), as filed with the U.S. Securities and Exchange Commission (“SEC”). Immediately following the Spin-off, Holdings’ common stock began trading “regular way” on the New York Stock Exchange under the symbol “CFL,” reflecting its corporate mission of creating “Customers For Life.” See Note 2 for a description of transition services and other agreements entered into between the Company and BCO.

Basis of Presentation

The accompanying consolidated financial statements include the balances and results of operations of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

The consolidated financial statements for the periods preceding the Spin-off date have been prepared using the Company’s historical results of operations and historical basis in the assets and liabilities. Prior to the

Spin-off, the historical financial statements included allocations of certain BCO corporate expenses. Those expenses were allocated to the Company based on the most relevant allocation method for the service provided. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for the periods prior to the Spin-off. The charges for these functions are included in selling, general, and administrative expenses in the consolidated statements of income.

The consolidated financial statements for the period preceding October 31, 2008, may not be indicative of the Company’s future performance and may not reflect what its consolidated results of operations, financial position, and cash flows would have been had the Company operated as an independent company during the periods presented. To the extent that an asset, liability, revenue, or expense is directly associated with the Company, it is reflected in the accompanying consolidated financial statements. Refer to Note 2 for further information regarding allocated expenses.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and investments with original maturities of three months or less.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses on the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Property and Equipment

The Company retains ownership of most security systems installed at subscriber locations. Costs for those systems are capitalized and depreciated over the estimated lives of the assets. Costs capitalized as part of security systems include equipment and materials used in the installation process, direct labor required to install the equipment at subscriber sites, and other costs associated with the installation process. These other costs include the cost of vehicles used for installation purposes and the portion of telecommunication, facilities and administrative costs incurred primarily at the Company’s field offices that are associated with the installation process. In 2008, direct labor and other costs represented approximately 69% of the amount capitalized, while equipment and materials represented approximately 31% of amount capitalized. The Company acquires ownership of some security system assets from third-party dealers. These security system assets are capitalized at the contractually determined purchase price.

Most security system assets are depreciated using the straight-line method over the 15-year estimated economic useful lives of the assets. At least annually, economic useful life of security systems are re-evaluated based upon ongoing analysis of all pertinent factors, including sites remaining in active service, historical disconnect and reconnect data, and assessment of the estimated technological life of the installed systems. The economic useful life of these security system assets is primarily based on the percentage of security system assets that remain in active status as the installed systems age over time. The percentage relationships have remained relatively stable over time. The Company does not expect the percentage relationships to change materially in the foreseeable future. In addition to regular straight-line depreciation expense each period, the Company charges to expense the carrying value of security systems estimated to be permanently disconnected based on each period’s actual disconnect and historical reconnect experience.

Property and equipment are recorded at cost. Depreciation is calculated principally on the straight-line method based on the estimated useful lives of individual assets or classes of assets.

Leasehold improvements are recorded at cost. Amortization is calculated principally on the straight-line method over the lesser of the estimated useful life of the leasehold improvement or lease term. Renewal periods are included in the lease term when the renewal is determined to be reasonably assured.

Estimated Useful Lives	Years
Buildings	22 to 30
Building leasehold improvements	3 to 10
Security systems	3 to 15
Capitalized software	5
Other machinery and equipment	5 to 10

Expenditures for routine maintenance and repairs on property and equipment are charged to expense. Major renewals, betterments, and modifications are capitalized and amortized over the lesser of the remaining life of the asset or, if applicable, the lease term.

Part of the costs related to the development or purchase of internal-use software is capitalized and amortized over the estimated useful life of the software. Costs that are capitalized include external direct costs of materials and services to develop or obtain the software, and internal costs, including compensation and employee benefits for employees directly associated with a software development project.

Revenue Recognition

Major components of revenue for the Company include revenues associated with contractual monitoring and service revenues, non-refundable installation fees including connection fees, additional equipment installation fees, sales of equipment without an extended contractual relationship, and other services. The Company follows SEC Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”), which requires the Company to defer certain revenues associated with customer acquisition.

The Company recognizes contractual monitoring and service revenue ratably as it provides services pursuant to the terms of subscriber contracts, which have contract prices that are fixed and determinable. The Company does not include sales taxes it collects from customers and remits to governmental authorities in revenues in its consolidated statements of income. The Company assesses a subscriber’s ability to meet the contract terms, including payment terms, before entering into a contract. The Company generally defers revenues associated with installation fees and recognizes them using the straight-line method over the life of the customer relationship, which it estimates to be 15 years. The Company recognizes revenues associated with the sale of products for which there is no attached extended contractual relationship when the products are delivered. The Company recognizes revenues from services not covered by the terms of subscriber contracts as those services are rendered.

The Company immediately recognizes in earnings any unamortized balance of deferred revenue resulting from installation fees and the associated deferred costs in the event that the related security system asset is disconnected and considered for impairment, as described in “Deferred Subscriber Acquisition Costs” seen below. Deferred installation fees recognized at subscriber disconnect were $22.8 million, $17.8 million, and $16.2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Deferred Subscriber Acquisition Costs

The Company incurs marketing and selling costs to obtain new subscribers. Under the guidance of SAB 104, with additional guidance in Statement of Financial Accounting Standards (“SFAS”) 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”), the Company defers certain subscriber acquisition costs, primarily incremental direct selling costs. Substantially all deferred subscriber acquisition costs consist of incremental sales compensation and fringe benefits, as well as referral fees paid which are directly related to successful subscriber acquisition efforts. The amount of commissions deferred is based on the percentage of successful sales to total sales efforts. The Company expenses all marketing costs and indirect selling costs as period costs.

For most installations, subscriber acquisition costs are less than deferred installation fees and are amortized using a straight-line method over the 15 year estimated life of the customer relationship. The Company bases the estimated life of the customer relationship on its ongoing annual analysis of subscriber and site retention. When a security system asset is identified for disconnection and possible impairment, the Company immediately recognizes any unamortized deferred subscriber acquisition costs related to that installation.

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

Accumulated amortization of deferred subscriber acquisition costs were $45.1 million and $42.4 million at December 31, 2008 and 2007 respectively. The Company recorded impairment charges for deferred subscriber acquisition costs totaling $9.6 million, $7.7 million, and $7.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. These charges are included in cost of revenues.

Impairment from Subscriber Disconnects

The Company reviews long-lived assets for possible impairment using the guidance in SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. Long-lived assets, including security systems, are reviewed for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment is indicated when the estimated total undiscounted cash flows associated with the asset may not be recoverable. Also, impairment is indicated when the estimated total undiscounted cash flows associated with the asset or group of assets is less than the carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the actual net book value of the asset and its fair value.

The Company records impairment charges for security systems each period based on the carrying value of security systems estimated to be permanently disconnected during the period. The carrying value is the actual remaining net book value associated with the security systems estimated to be disconnected. The Company estimates the number of permanently disconnected security systems based on the actual disconnects during the period less an estimated number of those sites that will reconnect within a reasonable period in the future. The estimate of sites that will reconnect within a reasonable period in the future is analyzed on an ongoing basis based on historical data. For the sites that are expected to be reconnected within a reasonable period, the undiscounted cash flows expected to result from the reactivations exceed the carrying value of the security systems assets, and accordingly, no impairment is recorded for those assets. Should the estimate of future reconnection experience change, the Company’s impairment charges would be affected.

The Company recorded impairment charges for disconnected security systems amounting to $46.9 million, $42.6 million, and $39.9 million for the years ended December 31, 2008, 2007, and 2006, respectively. These charges are included in cost of revenues.

Advertising and Marketing Expense

The Company expenses advertising and marketing expenses when incurred. Television media production costs are expensed upon the first broadcast of the respective advertisement. Media broadcast advertising costs and printed materials and other advertising costs are expensed as incurred. These expenses totaled $42.1 million, $41.7 million, and $33.4 million for the years ended December 31, 2008, 2007, and 2006, respectively, and are included in selling, general and administrative expenses.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse. Management periodically reviews recorded deferred tax assets to determine if it is more likely than not that they will be realized. If management determines it is more likely than not that a deferred tax asset will not be realized, an offsetting valuation allowance is recorded, reducing earnings and the deferred tax asset in that period. The Company had been included in BCO’s consolidated federal and state income tax returns prior to Spin-off and will file stand-alone returns for subsequent periods. However, the provision for income taxes in the consolidated financial statements prior to the Spin-off was determined as if the Company filed its own income tax returns separate and apart from BCO. See Note 7 for further information on income taxes.

Foreign Currency Translation

The Company’s consolidated financial statements are reported in U.S. dollars. A small portion of the Company’s business is transacted in Canadian dollars. The Company’s Canadian subsidiary maintains its records in Canadian dollars. The assets and liabilities are translated into U.S. dollars using rates of exchange at the balance sheet date and translation adjustments are recorded in other comprehensive income. Revenues and expenses are translated at average rates of exchange in effect during the year. Transaction gains and losses related to changes in the foreign currency are included in “Other” income or expense in the consolidated statements of income. See Note 9 for the amount of foreign currency transaction gain or loss.

Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risks are principally cash and cash equivalents and accounts receivables. Cash and cash equivalents are held by major financial institutions. The large number and geographic diversity of its customers limits the Company’s concentration of risk with respect to accounts receivable.

Use of Estimates

In accordance with U.S. GAAP, management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ materially from these estimates. The most significant estimates used by management are used in the processes of revenue recognition, security system capitalization, deferred subscriber acquisition costs, long-lived asset valuations, useful lives of security systems, the allowance for doubtful accounts, and income taxes.

Share-based Compensation

For periods prior to the Spin-off, share-based compensation represented the costs related to BCO’s share-based awards granted to employees of the Company recognized under the provisions of SFAS No. 123R,

Share-Based Payment. BCO selected the modified prospective transition method of implementing SFAS 123R and began recognizing compensation expense for share-based awards granted on or after January 1, 2006, plus any unvested awards granted prior to January 1, 2006.

SFAS 123R requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. The fair value of each stock option award on the grant date is estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield, expected stock price volatility, weighted-average risk-free interest rate, and weighted average expected life of the options. In connection with the Spin-off, BCO’s share-based awards held by Company employees were converted to equivalent share-based awards of Holdings based on the ratio of the Company’s fair market value to BCO’s and Holdings’ combined fair market value at the time of the Spin-off. The conversion was accounted for as a modification under the provisions of SFAS 123R, and resulted in an increase in the fair value of the awards of approximately $0.6 million. For the periods following the Spin-off, share-based compensation represented the costs related to the Company’s share-based awards.

Under SFAS 123R, the Company’s expected volatility assumption used in the Black-Scholes option-pricing model was based on peer group volatility. The expected life assumption is based on the simplified method in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 107, which was extended by SAB No. 110. The simplified method is based on the vesting period and contractual term for each vesting tranche of awards. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The risk-free interest rate used in the Black-Scholes model is based on the implied yield curve available on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the Company’s expected term assumption. The Company has not declared or paid a cash dividend and has no current plans to pay cash dividends. See Note 11 for additional information related to the Company’s share-based compensation.

Accounting Correction

In the second quarter of 2008, an adjustment was made to correct amounts previously reported for prior annual periods for the write-off of deferred subscriber acquisition costs and deferred revenue associated with the termination of customer relationships. This adjustment resulted in an increase to operating profit of $2.4 million as of the quarter ended June 30, 2008. However, through further analysis in the fourth quarter, additional adjustments were made. The cumulative adjustment from the accounting correction for the year ended 2008 resulted in year-to-date increased revenues of $3.1 million, decreased impairment charges from subscriber disconnects, a component of cost of revenues, of $0.5 million, and an increase to operating profit of $3.6 million. These items were not material to the Company’s financial position or results of operations, and had no impact on cash flow.

New Accounting Standards

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109 (“FIN 48”), effective January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”). It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The adoption of this interpretation increased retained earnings at January 1, 2007, by $4.3 million.

The Company adopted SEC Staff Accounting Bulletin 108 (“SAB 108”), effective December 31, 2006, which is codified as SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires companies to quantify misstatements using both a balance sheet and an income statement approach (“dual method” approach) and to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors. Prior to the adoption of SAB 108, the Company evaluated errors using only the income statement approach.

The Company had previously identified that it had been incorrectly applying its accounting policy for recording impairment charges upon subscriber disconnects. Prior to the adoption of SAB 108, the Company determined that this incorrect application was not material to the financial statements using the income statement approach. The correction of this application was considered material using the dual method approach due to the impact on the trend of operating profit of the Company. Upon adoption of SAB 108, to correctly apply its accounting policy to subscriber disconnects, the Company recorded a $3.8 million ($2.4 million after tax) increase to shareholder’s equity in 2006.

The Company adopted SFAS 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”), effective January 1, 2008. SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). Unrealized gains and losses, arising subsequent to the election of the fair value option, are reported in earnings. The Company did not elect the fair value option for existing assets or liabilities upon adoption. Therefore, the implementation of SFAS 159 did not have an effect on the Company’s results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position 157-2, Partial Deferral of the Effective Date of SFAS 157 (“SFAS 157”), which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities. The Company adopted SFAS 157, effective January 1, 2008, for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure of fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on assumptions that market participants would use in pricing the asset or liability. The implementation of SFAS 157, as it relates to the Company’s financial assets and financial liabilities did not have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes requirements for an acquirer to record the assets acquired, liabilities assumed, and any related noncontrolling interest related to the acquisition of a controlled subsidiary, measured at fair value as of the acquisition date. The Company is required to adopt SFAS 141R in the first quarter of 2009. The Company does not currently expect that the implementation of SFAS 141R will have a material effect on the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, as well as for the deconsolidation of a subsidiary. Specifically, SFAS 160 clarifies that noncontrolling interests in a subsidiary should be reported as equity in the consolidated financial statements. The Company is required to adopt SFAS 160 in the first quarter of 2009. The Company does not currently expect that the implementation of SFAS 160 will have a material effect on the Company’s results of operations and financial position.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share under the two-class method. The FSP will become effective at the beginning of 2009. All prior period earnings per share data presented should be adjusted retrospectively. Early application of this FSP is prohibited. The Company does not expect the adoption of FSP-EITF No. 03-6-1 to have a material impact on the determination or reporting of the Company’s earnings per share.

Note 2 — Transactions with Related Parties

Allocation of BCO’s General and Administrative Corporate Expenses

For the periods prior to the Spin-off date of October 31, 2008, the accompanying consolidated financial statements include allocations of certain BCO corporate expenses for services provided to the Company including certain treasury, accounting, tax, legal, internal audit, human resources, investor relations, general management, real estate, insurance, risk management, and other functions, such as board of directors and other centrally managed employee benefit arrangements. The allocation of costs was estimated based on BCO’s employees’ percentage of time spent on Company matters. Costs allocated by BCO include overhead and other indirect costs. Other than short-term transition services charges, which are expected to be not more than $0.3 million, the Company will no longer incur an allocated corporate expense charge from BCO. The Company has recorded allocated costs of $4.1 million, $8.0 million, and $7.1 million for the years ended December 31, 2008, 2007, and 2006, respectively, within selling, general, and administrative expenses. The Company believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses from BCO were reasonable. See Note 1 for further discussion.

Cash

In connection with the Spin-off, BCO transferred $50 million in cash to Holdings as a capital contribution. This transfer has been recorded as an adjustment to additional paid-in capital on the consolidated financial statements.

Receivable from and Payable to Related Parties

Before the Spin-off, BCO provided the Company with funds for its operating cash when needed. Any excess funds were advanced to BCO. Intercompany accounts were maintained for such borrowings that occurred between the Company and its parent. For purposes of the statements of cash flows, the Company reflected intercompany activity as a financing activity. Interest expense under this arrangement was $0.2 million, $0.7 million, and $0.9 million for the years ended December 31, 2008, 2007, and 2006, respectively. Interest expense incurred by the Company associated with its payable to related parties other than BCO was $0.1 million, $0.3 million, and $0.4 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Non-cash Transactions

In connection with the Spin-off, the Company transferred to BCO net assets of a wholly-owned subsidiary in the amount of $139.2 million. Additionally, we transferred other operating assets and liabilities in the net amount of $12.4 million. These two items comprise the $151.6 million non-cash transfer of net assets and liabilities to BCO. The net effect of the $50 million cash received from BCO and the elimination of the net intercompany payables resulted in a deemed dividend to BCO in the amount of $31.8 million, a non-cash transaction reducing retained earnings.

Brand License Agreement

The Company has had a brand license agreement with a subsidiary of BCO that allowed the Company to use BCO’s trademark for certain products and services. The Company is contractually required to pay a royalty to BCO based on the Company’s revenues. In connection with the Spin-off, the percentage of revenues the Company paid to BCO for the use of the Brink’s brand was decreased from approximately 7.0% to 1.25% of net revenues pursuant to the Brand Licensing Agreement between BCO and the Company. The royalty rate will continue to be 1.25% of net revenues until the earlier of October 31, 2011, or when the Company ceases the active use of the Brink’s brand name. Royalty expense was $31.5 million, $33.2 million, and $30.1 million for the years ended December 31, 2008, 2007, and 2006, respectively, and is included in cost of revenues.

Allocation of Income Tax Expense

In accordance with the Tax Matters Agreement between the Company and BCO, BCO is, in general, responsible for any and all taxes reported on any joint return through the date of Spin-off, which may also include the Company for periods prior to the Spin-off. The Company is responsible for any and all taxes reported on any Company separate tax return and on any consolidated returns for Holdings subsequent to the Spin-off.

As the Company and its U.S. subsidiaries have been included in the consolidated U.S. Federal income tax return filed by BCO, BCO’s consolidated tax provision and actual cash payments for U.S. Federal and state income taxes have been allocated to the Company in accordance with BCO’s tax allocation policy. In general, BCO’s consolidated U.S. tax provision and related tax payments or refunds were allocated to the Company based principally upon the financial income, taxable income, credits, and other amounts directly related to the Company, as if the Company filed its own tax returns.

Savings Plans

In connection with the Spin-off, the Company established a U.S. tax-qualified 401(k) plan. BCO transferred to the Company’s 401(k) plan an amount equal to the account balances of the Company’s current and former employees in the BCO 401(k) plan. Each Company employee who participated in the BCO 401(k) plan was credited with all service accrued with BCO prior to such transfer for all purposes under the Company’s 401(k) plan. Expenses related to the defined contribution savings plan were allocated to the Company on an employee-by-employee basis prior to the Spin-off. See Note 13 for further information.

Transition Services and Other Agreements Related to the Spin-off from BCO

Following the Spin-off, the Company and BCO have operated independently, and neither has any ownership interest in the other. As a part of the Spin-off, the Company has entered into certain agreements, including the Separation and Distribution Agreement, the Tax Sharing Agreement, the Employee Matters Agreement and the Transition Services Agreement. In order to govern the ongoing relationships between the Company and BCO after the Spin-off and to provide mechanisms for an orderly transition, the Company and BCO agreed to certain non-compete and non-solicitation arrangements. Also, the Company and BCO indemnified each other against certain liabilities arising from their respective businesses. The specified services that the Company can receive, as requested from BCO, include tax, legal, accounting, treasury, investor relations, insurance and risk management, and human resources. The services are paid for by the Company, as set forth in the Transition Services Agreement. The Transition Services Agreement provides for terms ranging from 6 to 18 months for such services. The Company has incurred less than $0.1 million in expense for services provided by BCO pursuant to the Transition Services Agreement for the two months ended December 31, 2008.

Note 3 — Accounts Receivable

The following table presents the Company’s accounts receivable and allowance for doubtful accounts:

	December 31,
(In millions)	2008	2007
Trade	$40.5	$41.3
Other	0.7	1.2

Total accounts receivable	41.2	42.5
Allowance for doubtful accounts	(4.9)	(4.4)

Accounts receivable, net	$36.3	$38.1

	December 31,
(In millions)	2008	2007	2006
Allowance for doubtful accounts:
Beginning of year	$4.4	$4.7	$4.1
Provision for uncollectible accounts receivable	11.6	10.6	8.0
Write offs less recoveries	(11.1)	(10.9)	(7.4)

End of year	$4.9	$4.4	$4.7

Note 4 — Property and Equipment, net

The following table presents the Company’s property and equipment, net:

	December 31,
(In millions)	2008	2007
Land	$2.5	$2.5
Buildings	15.5	15.5
Leasehold improvements	3.4	3.1
Security systems	925.6	840.2
Capitalized software	24.2	21.2
Computers and office equipment	43.9	45.3

Total property and equipment	1,015.1	927.8
Accumulated depreciation and amortization	(355.8)	(321.8)

Property and equipment, net	$659.3	$606.0

The following table presents the Company’s depreciation and amortization expense for the years ended December 31, 2008, 2007, and 2006.

	December 31,
(In millions)	2008	2007	2006
Property and equipment (a)	$72.8	$65.6	$57.1
Amortization of deferred subscriber acquisition costs	12.5	12.1	10.5

	$85.3	$77.7	$67.6

(a)	Includes amortization of capitalized software costs of $1.2 million in 2006, $1.6 million in 2007, and $2.2 million in 2008.

Note 5 — Payroll and Other Employee Liabilities

The following table presents the Company’s payroll and other employee liabilities:

	December 31,
(In millions)	2008	2007
Accrued payroll	$8.2	$7.1
Accrued vacation	4.0	4.1
Bonus accrual	3.3	2.6

Total payroll and other employee liabilities	$15.5	$13.8

Note 6 — Other Accrued Liabilities

The following table presents the Company’s other accrued liabilities:

	December 31,
(In millions)	2008	2007
Taxes, except income taxes	$4.5	$4.0
Workers’ compensation and other claims	4.6	4.1
Customer deposits	6.1	6.0
Other	4.0	6.8

Other accrued liabilities	$19.2	$20.9

Note 7 — Income Taxes

Prior to the Spin-off, in most states the Company had been included in BCO’s consolidated federal and state income tax returns. However, the provision for income taxes in the Company’s consolidated financial statements for all periods prior to the Spin-off was determined as if the Company filed its own income tax returns separate and apart from BCO. Subsequent to the Spin-off, the Company will file stand-alone federal and state income tax returns.

The Company entered into a tax matters agreement (“TMA”) with BCO, which governs BCO’s and the Company’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, the preparation and filing of tax returns, the control of audits, and other tax matters. The TMA generally allocates responsibility for consolidated tax liabilities for periods prior to Spin-off to BCO and for stand-alone tax liabilities prior to and subsequent to the Spin-off to the Company. Furthermore, the TMA provides that the Company is required to indemnify BCO and its affiliates against all tax-related liabilities caused by the failure of the Spin-off to qualify for tax-free treatment for United States federal income tax purposes to the extent these liabilities arise as a result of any action taken by Holdings or any of Holdings’ subsidiaries following the Spin-off or otherwise result from any breach of any covenant under the TMA or any other agreement entered into by the Company in connection with the Spin-off. Though valid as between the parties, the TMA is not binding on the IRS.

The following table presents a summary of income taxes:

	December 31,
(In millions)	2008	2007	2006
Net income (loss) before taxes

U.S.	$93.9	$70.4	$61.5
Foreign	(0.5)	1.6	0.3

	$93.4	$72.0	$61.8

Income tax expense (benefit)

Current
U.S. Federal	$(7.8)	$16.5	$13.2
State	3.5	1.7	5.4

	$(4.3)	$18.2	$18.6

Deferred
U.S. Federal	$39.5	$7.9	$6.7
State	1.1	1.7	0.2

	$40.6	9.6	6.9

	$36.3	$27.8	$25.5

	December 31,
(In millions)	2008	2007	2006
Comprehensive provision (benefit) for income taxes allocable to

Net income	$36.3	$27.8	$25.5
Shareholders’ equity	—	(4.3)	1.4

	$36.3	$23.5	$26.9

Rate Reconciliation

The following table reconciles the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. Federal income tax rate of 35% in each year to income before income taxes.

	December 31,
(In millions)	2008	2007	2006
Income tax expense computed at 35% statutory rate	$32.8	$25.2	$21.6
Increases in taxes due to:
State income taxes, net	3.0	2.2	3.6
Other	0.5	0.4	0.3

Actual income tax expense	$36.3	$27.8	$25.5

The components of the net deferred tax assets and (liabilities) are as follows:

	December 31,
(In millions)	2008	2007
Deferred tax assets
Deferred revenue	$85.0	$82.4
Workers’ compensation and other claims Pension and other post-retirement benefits	1.8 0.2	6.1 —
Other assets and liabilities	13.7	12.7
Net operating loss carry forwards	2.3	2.1
Tax credits	0.3	—

Subtotal	103.3	103.3
Valuation allowances	—	(0.4)

Total deferred tax assets	103.3	102.9

Deferred tax liabilities
Property and equipment, net	154.0	109.0
Prepaid assets	28.5	28.0
Other assets and miscellaneous	0.8	0.8

Total deferred tax liabilities	183.3	137.8

Net deferred tax liabilities	(80.0)	(34.9)

Included in:
Current assets	24.8	23.3
Noncurrent liabilities	(104.8)	(58.2)

Net deferred tax liabilities	$(80.0)	$(34.9)

Valuation allowances

A valuation allowance is recognized if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax asset will not be realized. Based on the Company’s historical and expected future taxable earnings, and consideration of available tax-planning strategies, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2008.

	December 31,
(In millions)	2008	2007	2006
Valuation allowances:
Beginning of year	$0.4	$0.9	$1.1
Changes in deferred taxes charged to net income	(0.2)	(0.6)	(0.3)
Foreign currency exchange effects	(0.2)	0.1	0.1

End of year	$—	$0.4	$0.9

The valuation allowance for deferred tax assets is related to the Company’s Canadian operations. In 2008, the Company determined that it is more likely than not that the benefit of these deferred tax assets will be realized and, thus, adjusted the valuation allowance accordingly.

Undistributed Foreign Earnings

As of December 31, 2008, the Company has not recorded U.S. Federal deferred income taxes, on the excess of the tax basis over the financial statement carrying amount of its investment in the Company’s Canadian operations, in accordance with Accounting Principles Board Opinion 23, Accounting for Income Taxes — Special Areas, as amended.

Net Operating Losses

The gross amount of Canadian net operating loss carryforwards as of December 31, 2008 was $6.3 million. The tax benefit of the Canadian net operating loss carryforwards as of December 31, 2008 was $2.0 million and expires in years 2015 — 2028.

The gross amount of U.S. Federal net operating loss carryforwards subsequent to the Spin-off as of December 31, 2008 was $0.9 million. The tax benefit of the U.S. Federal net operating loss carryforwards as of December 31, 2008 was $0.3 million and expires in 2028.

Uncertain Tax Positions

Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 clarified the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(In millions)	Amount
Balance at January 1, 2008	$5.7
Increases related to prior year tax positions	0.1
Decreases related to prior year tax positions	(1.0)
Increases related to current year tax positions	0.2
Settlements	(0.1)
Lapse of statute	(0.3)

Balance at December 31, 2008	$4.6

The total amount of unrecognized tax benefits (excluding interest and penalty accruals) at December 31, 2008 was $4.6 million. All of the unrecognized tax benefits at December 31, 2008, if recognized, would impact the effective tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties included in income tax expense amounted to $0.1 million in 2008, $0.3 million in 2007, and $0.9 million in 2006. The Company had accrued penalties and interest of $1.1 million at December 31, 2008 and $1.0 million at December 31, 2007.

The Company files income tax returns in various U.S. states and Canada. The Company has been included in BCO’s U.S. Federal consolidated income tax returns prior to the Spin-off. With few exceptions, as of December 31, 2008, the Company was no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2003. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease during the year ending December 31, 2009.

Note 8 — Operating Leases

The Company leases facilities, vehicles, computers, and other equipment under long-term operating leases with varying terms. Most of the operating leases contain renewal and/or purchase options. The Company from time to time expects that, in the normal course of business, the majority of operating leases will be renewed or replaced by other leases.

As of December 31, 2008, future minimum lease payments under noncancellable operating leases with initial or remaining lease terms in excess of one year are included below.

(In millions)	Facilities	Vehicles	Machinery & Equipment	Total
2009	$4.2	$5.0	$0.3	$9.5
2010	3.5	2.8	0.1	6.4
2011	2.7	1.9	0.1	4.7
2012	2.1	0.6	—	2.7
2013	1.4	—	—	1.4
Later years	0.4	—	—	0.4

	$14.3	$10.3	$0.5	$25.1

The table above includes lease payments for the initial accounting lease term and all renewal periods for most vehicles under operating leases used in the Company’s operations. If the Company were to not renew these leases, it would be subject to a residual value guarantee. The Company’s maximum residual value guarantee is $7.5 million at December 31, 2008. If the Company continues to renew the leases and pay all lease payments for the vehicles that have been included in the above table, this residual value guarantee will reduce to zero at the end of the final renewal period.

Net rent expense amounted to $10.8 million in 2008, $11.2 million in 2007, and $11.1 million in 2006.

Note 9 — Other Operating (Expense)/ Income, net

	December 31,
(In millions)	2008	2007	2006
Hurricane Katrina insurance settlement gains	$—	$2.3	$—
Royalty income	1.5	1.4	1.7
Foreign currency transaction (losses)/gains, net	(1.9)	0.9	(0.1)
Other	—	0.2	(0.2)

Total	$(0.4)	$4.8	$1.4

Note 10 — Capital Stock

Pursuant to the Spin-off, two million shares outstanding of $1 par value common stock in the Company were distributed as a stock dividend to BCO, the Company’s then sole shareholder. Holdings was established with authorized capital stock consisting of 170 million shares of common stock, no par value, and two million shares of preferred stock, $10.00 par value per share. On the Spin-off date of October 31, 2008, BCO contributed the stock of Brink’s Home Security to Holdings, and then distributed approximately 45.8 million no par shares of Holdings as a stock dividend on BCO’s common stock to all BCO’s shareholders of record as of October 21, 2008. As of December 31, 2008, 45,769,171 shares of common stock and zero shares of preferred stock in Holdings were issued and outstanding.

Dividends

Holders of shares of common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available for that purpose. Future dividends are dependent upon earnings, financial condition, cash flow and business requirements, as determined by the Board of Directors. As of December  31, 2008, no dividends have been declared by the Board of Directors.

Note 11 — Share-based Compensation Plans

Prior to the Spin-off from BCO, certain employees of the Company participated in BCO’s 2005 Equity Incentive Plan and 1988 Stock Option Plan. Under these plans, employees were granted options to purchase stock in BCO. Certain employees also participated in BCO’s Key Employees’ Deferred Compensation Program. The expense incurred for stock options and deferred compensation related to Company employees has been reflected in the Company’s consolidated statements of income in selling, general, and administrative expenses.

In connection with the Spin-off, BCO’s share-based awards held by Company employees were converted to equivalent share-based awards of Holdings based on the ratio of the Company’s fair market value of stock when issued to the fair market value of BCO stock. The number of shares and, for options, the ratio of the exercise price to market price were equitably adjusted to preserve the intrinsic value of the award as of immediately prior to the Spin-off. The conversion was accounted for as a modification under the provisions of SFAS 123R and resulted in a $0.6 million aggregate increase in the fair value of option awards, affecting 18 employees and non-employee directors. Of the total amount, the Company recorded non-cash compensation expense of $0.3 million in selling and general and administrative expenses in the consolidated statements of income for the year ended December 31, 2008. The remaining $0.3 million of modification expense will be recorded through 2011.

In connection with the Spin-off, the Company’s Board of Directors adopted stock incentive plans providing for future awards to the Company’s employees and directors. See below for descriptions of the plans.

Share-based Plans

2008 Equity Incentive Plan (“2008 Equity Plan”): This plan permits grants of stock options, restricted stock, stock appreciation rights (“SARs”), performance stock and other share-based awards to any individual employed by the Company. The 2008 Equity Plan is administered by the compensation committee, which is comprised of four Board of Director members, who may issue rules and regulations for administration of the plan. The number of shares available for issuance under the 2008 Equity Plan is equal to the sum of 1,000,000 and the aggregate number of shares subject to the converted awards, less the awards outstanding. Any shares covered by an award other than options, SARs, and converted awards are counted against this limit as two shares for every one share awarded under this plan. No participant may receive options and SARs under the plan that exceeds 200,000 shares in one year. Each contractual term of an option or SAR granted is fixed by the committee but cannot exceed six years from the grant date. Restricted stock awards have a vesting period as defined by the award agreement. No awards will be granted after the termination of the plan, the tenth year after the Spin-off, unless extended by shareholder approval. Since inception, only options have been granted under the 2008 Equity Plan.

Non-Employee Directors’ Equity Plan: This plan permits grants of stock options, restricted stock, SARs, and other share based awards to members of the Board of Directors who are not full or part time officers or employees of the Company. The plan is administered by the Board. The number of shares available for issuance under the plan is equal to the sum of 500,000, the aggregate number of shares subject to the converted options, and the aggregate number of shares subject to the replacement deferred stock units. Any shares covered by an award other than options, SARs, converted options, and replacement deferred stock units are counted against this limit as two shares for every one share covered by the award. No awards will be granted after the termination of the plan, the tenth year after the Spin-off, unless extended by share-holder approval. Since the plan’s inception, options, deferred stock units, and restricted stock units have been issued under the plan.

Directors’ Stock Accumulation Plan (“DSAP”): Each non-employee director under this plan will receive an allocation of DSAP units equal to 50% of the annual retainer currently in effect, divided by the average of the high and low per share quoted sale prices of Holdings’ common stock on the first trading date in June as reported on the New York Stock Exchange Composite Transaction Tape. Additional DSAP units will be credited to a participant’s account in respect of cash dividends paid on Holdings’ common stock based upon the DSAP’s formula for accrual. DSAP units credited to a director’s account under the plan will vest one year from their grant date, or, if earlier, upon the director’s termination of service or upon a change in control. Upon a participant’s termination of service, a distribution of shares of Holdings common stock equal to the number of DSAP units allocated to such director’s account generally will be made in a single lump sum distribution; however, a participant will be permitted to elect, in accordance with the plan, to receive a distribution in up to 10 equal annual installments. Under the plan, 100,000 units are authorized for distribution to Directors; however, no awards will be granted after the termination of the DSAP on October 1, 2018, unless extended by shareholder approval. As of December 31, 2008, no units under the DSAP have been granted.

Key Employees’ Deferred Compensation Program (“Program”): Following the Spin-off, the Company adopted a deferred compensation program in which certain Company executives participate. It is similar to the program under BCO in which the same Company executives participated. Account balances of Company executives in the BCO’s Key Employees’ Deferred Compensation Program were transferred to the Company’s Program and converted into units representing shares of the Company’s common stock, using a conversion ratio that preserved the value of the units based on the respective prices of the Company’s common stock and BCO’s common stock at the Spin-off. Under the Program, all employee deferrals, matching contributions, and dividend equivalents are subsequently converted into units. Units credited to the employee’s account are distributed at a later date such that one unit equals one share of the Company’s common stock. The amounts of deferrals are converted into units based on the average of the high and low of common stock in the deferral period or, in some cases, the month following the deferral period. There is no limit to the number of units that can be credited to employees who participate in the Program. However, no awards will be granted after the termination of the Program, the tenth year after the Spin-off, unless extended by shareholder approval. At December 31, 2008, the plan held 41,924 common stock units of the Company on behalf of participating employees.

As of December 31, 2008, there were approximately 1.3 million shares underlying share-based plans that are authorized, but not yet granted.

Non-vested Share Activity

During 2008, the Company’s directors were issued deferred and restricted stock units under the Non-Employee Directors’ Equity Plan. In connection with the Spin-off, deferred stock units granted under any of BCO’s equity incentive plans held by directors transferring from BCO to Holdings were cancelled and replaced with deferred stock units in Holdings’ common stock determined by multiplying the number of shares of BCO’s common stock subject to such BCO’s deferred stock units immediately prior to the Spin-off by a conversion ratio. Each deferred stock unit of Holdings has the same terms and conditions as were applicable under the corresponding BCO deferred stock unit.

The deferred stock units and restricted stock units issued in 2008 vest over one year or upon certain conditions resulting in termination of service. The fair value of the awards is determined based on the average high and low stock price at the date of grant. For restricted stock units, the fair market value of the award at time of grant is amortized to expense over the period of vesting while the fair market value of deferred stock units are expensed immediately.

The table below summarizes the activity for deferred and restricted stock units under the Non-Employee Director’s Equity Plan for the Company subsequent to the Spin-off as of December 31, 2008.

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (c)
Balance as of January 1, 2008	—	—
Replaced units at Spin-off (a)	11	$28.36
Granted by the Company (b)	29	15.75

Balance as of December 31, 2008	40	$19.10

(a)	Represents replaced deferred stock units at the Spin-off.

(b)	Represents restricted stock units granted to directors.

(c)

The fair value of the restricted stock units was determined at the time of grant and was based on the average of the high and low per share quoted sales prices of the Company’s stock at grant date, as reported on the New York Stock Exchange. The fair value of the replaced deferred stock units was based on the average of the high and low per share quoted sales price of BCO’s stock, as reported on the New York Stock Exchange, adjusted by a conversion ratio at Spin-off.

The aggregate intrinsic value of outstanding deferred stock units and restricted stock units as of December 31, 2008 was $0.2 million and $0.6 million, respectively.

Option Activity

The table below summarizes the activity in all plans for option grants by BCO prior to Spin-off and by the Company subsequent to the Spin-off as of December 31, 2008.

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Option activity under BCO’s equity plans prior to Spin-off
Outstanding at December 31, 2006	287	$40.60
Granted	110	63.72
Exercised	(100)	30.76
Forfeited	—	—

Outstanding at December 31, 2007	297	52.50
Granted	118	64.18
Exercised	(50)	37.00
Forfeited	(2)	63.72

Outstanding at October 31, 2008	363	58.41

Option activity under the Company’s plans subsequent to the Spin-off
Replaced non-employee director options	59	26.17
Converted options issued by the Company at Spin-off to preserve intrinsic value	446	26.17
Granted	282	19.06
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	1,150	$24.42	4.9	$1.4

Options of the Company, as of December 31, 2008:
Exercisable	366	$23.51	4.1	$0.6
Expected to vest in future periods (a)	730	25.23	5.2	0.7

(a)	The number of options expected to vest takes into account an estimate of expected forfeitures.

The Company’s options are granted with an exercise price not less than the average quoted market price of the Company’s stock on the date of grant. All grants to employees of the Company in the last three years under BCO’s 2005 Equity Incentive Plan have a maximum term of six years and either vest over three years from the date of grant or vest 100% at the end of the third year. Options granted under the 2005 Plan continue to vest if an employee retires under one of BCO’s pension plans. Under the Company’s 2008 Equity Plan, options granted have a maximum term of six years. Options granted under the Company’s Plan vest 100% at the end of the third year.

The intrinsic value of a stock option is the difference between the market price of the shares underlying the option and the exercise price of the option. Prior to the Spin-off, the total intrinsic value of BCO’s options exercised by the Company’s employees for the years ended December 31, 2008, 2007, and 2006 was $1.6 million ($32.50 per share), $3.3 million ($32.43 per share), and $1.5 million ($30.71 per share), respectively. No Company options were exercised from the date of Spin-off through December 31, 2008.

There were 80,000 shares underlying exercisable BCO options held by employees of the Company with a weighted-average exercise price of $42.61 per share at December 31, 2007, and 77,668 shares underlying exercisable options held by employees of the Company with a weighted-average exercise price of $28.93 per share at December 31, 2006.

Method and Assumptions Used to Estimate Fair Value of Options

The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes option-pricing model. If a different option-pricing model had been used, results may have been different.

The weighted average assumptions BCO used in the Black-Scholes option pricing model are shown below for the years ended December 31, 2006 and 2007, and January — October 2008, prior to the Spin-off. The weighted average assumptions the Company used is shown for November and December 2008, subsequent to the Spin-off from BCO.

Expected stock price volatility was calculated based on the historical volatility from the stock of a composite of peers, derived from exchange traded options on that same composite of peers. The average expected life was based on the simplified method under SEC Staff Accounting Bulletin 110, Share-based Payment, for newly public companies. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The expected annual dividend per share was based on the Company’s expected dividend rate.

	Options Granted
	December 31,
	Nov. – Dec. 2008	Jan. – Oct. 2008	2007	2006
Number of shares underlying options, in thousands	282	118	110	107
Weighted-average exercise price per share	$19.06	64.18	63.72	55.09

Assumptions used to estimate fair value:
Expected dividend yield:
Weighted-average	n/a (a)	0.6%	0.6%	0.5%
Range	n/a (a)	0.6%	0.6%	0.5%
Expected volatility:
Weighted-average	34%	26%	26%	31%
Range	34%	26%	26%	31%
Risk-free interest rate:
Weighted-average	1.4%	2.7%	4.9%	5%
Range	1.4%	2.4%-3.0%	4.9%	5.0%-5.1%
Expected term in years:
Weighted-average	4.5	3.2	3.2	3.7
Range	3-6	2.1-4.1	2.1-4.1	2.7-4.7
Weighted-average fair value estimates at grant date:
In millions	$1.6	1.6	1.6	1.7
Fair value per share	$5.74	13.20	14.66	16.33

(a)	Options granted by the Company during November and December 2008 assumed a zero expected dividend yield as the Company has not declared any dividends as of December 31, 2008.

Share-based Compensation Expense

The components of share-based compensation expense are presented below:

	December 31,
(In millions)	2008	2007	2006
Plans sponsored by BCO	$1.8	1.6	1.2
Deferred compensation plan sponsored by BCO	0.2	0.3	0.2
Holdings stock options, restricted and deferred stock units	0.6	—	—
Holdings deferred compensation (a)	0.1	—	—

Total	$2.7	1.9	1.4

(a)	Refer to the “Share-based Plans” section of this note for further information regarding deferred compensation.

The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on historical termination behavior, as well as an analysis of actual option forfeitures.

As of December 31, 2008, there was $3.1 million of total unrecognized compensation cost related to non-vested Company share options granted under the Company’s share option plans. The cost is expected to be recognized over a weighted-average period of 2.3 years. For restricted stock units, there was $0.4 million of total unrecognized compensation cost expected to vest over the weighted-average period of 0.87 years as of December 31, 2008.

Note 12 — Pro Forma Earnings Per Share

For 2008, basic earnings per share (“EPS”) is computed on a pro forma basis by dividing net income by the weighted average number of common shares outstanding during the two month post Spin-off period beginning November 1, 2008 and ending December 31, 2008 . Diluted EPS is calculated in a similar manner, but includes the dilutive effect of actual stock options, restricted stock units, and other equity-based awards outstanding as of December 31, 2008. To the extent these securities are anti-dilutive, they are excluded from the calculation of diluted earnings per share. The dilutive impact for 2008 was not material.

Prior to the Spin-off, no common stock of Holdings and none of Holdings’ equity awards were outstanding for these periods. Basic and diluted earnings per share for the years ended December 31, 2007 and 2006 were computed on a pro forma basis using the average number of shares of the Company’s common stock outstanding from October 31, 2008 to December 31, 2008. The number of diluted shares used in the calculation for 2007 and 2006 is based on the number of shares of the Company’s common stock outstanding plus the estimated potential dilution that could have occurred if options granted under the Company’s equity-based compensation arrangements were exercised or converted into the Company’s common stock.

	December 31,
(in millions, except EPS)	2008	2007	2006
Earnings:
Net income	$57.1	$44.2	$36.3

Shares:
Weighted average common shares outstanding	45.8	45.8	45.8
Adjustment for assumed dilution — Stock options and restricted stock awards	—	0.1	0.1

Weighted average common shares outstanding and common stock equivalents	45.8	45.9	45.9

Earnings per share:
Basic	$1.25	$0.96	$0.79
Diluted	1.25	0.96	0.79

Note 13 — 401(k) Plan

In connection with the Spin-off on October 31, 2008, BCO transferred to the Company’s 401(k) plan an amount equal to the account balances of the Company’s employees and former employees in the BCO 401(k) plan. Each of the Company’s participating employees was credited for all service accrued with BCO prior to such transfer for all purposes under the Company’s 401(k) plan.

The Company’s 401(k) plan allows eligible employees to contribute a portion of their pretax income in accordance with specified guidelines. The Company matches $1.25 for each $1.00 an employee contributes to the plan up to 5% of salary. The Company recognized costs of $6.0 million, $6.2 million, and $5.6 million for the years ended December 31, 2008, 2007, and 2006, respectively, related to the contributions made by the Company to the BCO and the Company’s 401(k) plans.

As of the Spin-off date, BCO retained all assets and liabilities arising out of or relating to the qualified and non-qualified BCO defined benefit pension plans, and will make required payments under such plans to the Company’s current or former employees. For purposes of the vesting provisions of the BCO defined benefit pension plans, Company employees will continue to be treated as employees of BCO while employed by the Company following the Spin-off.

Note 14 — Credit Agreement

On October 21, 2008, the Company entered into a four-year unsecured $75 million revolving credit facility with a syndicate of lenders with JPMorgan Chase Bank, N.A. as administrative agent (“Credit Facility”). The Company has the option, under certain conditions, to increase the commitment by up to $50 million, not to exceed $125 million in the aggregate. The Credit Facility is available for general corporate purposes, including the issuance of letters of credit of up to $15 million.

The Credit Facility agreement includes a requirement that the Company maintain: (i) a Leverage Ratio (as defined in the Credit Facility agreement) of no more than 2.5 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Facility agreement) of at least 2.0 to 1.0 for each period of four consecutive fiscal quarters. As of December 31, 2008, the Company had a leverage ratio of 0.01 to 1.0 and a fixed charge coverage ratio of 13.4 to 1.0, both of which were in compliance with the Credit Facility agreement.

The pricing on the Credit Facility is based on, generally at the Company’s discretion, the greater of the Prime Rate or the Federal Funds Rate plus one-half of one percent, or LIBOR, plus an adjustment based on the Company’s leverage ratio, as defined in the Credit Facility agreement. The Company is charged a commitment fee of between 0.25% and 0.35% on the unused portion of the facility, also tiered based on the Company’s leverage ratio.

For the year ended December 31, 2008, no borrowings have been made under the Credit Facility, but the Company has used the Credit Facility to issue letters of credit totaling $2.7 million.

Note 15 — Guarantor Information

Brink’s Home Security, Inc. (a 100% wholly-owned subsidiary of Brink’s Home Security Holdings, Inc., the “Issuer”), has fully and unconditionally guaranteed, on a joint and several basis with any additional guarantor, the obligation to pay any amounts due on the Credit Facility described above. Substantially all of the Issuer’s operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Issuer’s obligations under the Credit Facility are provided by distributions or advances from its subsidiaries. The financial condition and operating requirements of the Issuer’s subsidiaries could limit the Issuer’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Credit Facility.

Note 16 — Commitments and Contingencies

Insurance

The Company expects to file insurance claims related to property damage and business interruption insurance coverage for losses sustained from Hurricane Ike which occurred in mid-September 2008. As of December 31, 2008, the Company had recorded $0.7 million for estimated losses incurred. The total range of loss, including future lost contractual revenues and excluding any potential insurance recovery, is estimated to be between $0.8 and $1.1 million. Claims for lost revenues under business interruption coverage will be recognized as operating income when the claims are settled. Management does not currently expect the impact of the hurricane to be material to the Company’s financial position or results of operations.

Joint and Several Liability with BCO

Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the “Health Benefit Act”), BCO and its majority-owned subsidiaries at July 20, 1992, including certain material subsidiaries of the Company, are jointly and severally liable with certain of BCO’s other current and former subsidiaries for approximately $256.8 million of health care coverage obligations provided for by the Health Benefit Act as of December 31, 2008. A Voluntary Employees’ Beneficiary Associate trust has been established by BCO to pay for these liabilities, although the trust may not have sufficient funds to satisfy the obligations. None of this amount has been reflected as a liability in these consolidated financial statements. The Company entered into an agreement with BCO pursuant to which BCO has indemnified the Company for any and all liabilities and expenses related to BCO’s former coal operations, including any health care coverage obligations.

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

Commitments

As disclosed in Note 8, the Company has operating lease obligations for most of its facilities, vehicles, and machinery and equipment totaling approximately $25.1 million.

As stated in Note 14, the Company has letters of credit of $2.7 million issued under the Credit Facility as of December 31, 2008. The Company is obligated to pay an annual commitment fee of $0.2 million related to the Credit Facility for the years 2009-2012.

The Company also has a contractual obligation of $1.0 million to a marketing firm to help launch the Company’s new brand in 2009.

Note 17 — Geographical Information

Revenues by country for the twelve months ended December 31, 2008, 2007, and 2006 were as follows:

(In millions)	December 31,
	2008	2007	2006
United States	$524.3	$477.1	$432.8
Canada	8.0	7.3	6.2

Total	$532.3	$484.4	$439.0

No single customer represents more than 10% of total revenue.

As of December 31, 2008 and 2007, long-lived assets, consisting of property and equipment, net, and deferred charges by country were as follows:

	December 31,
(In millions)	2008	2007
United States	$730.9	$674.0
Canada	12.1	15.2

Total	$743.0	$689.2

Net liabilities related to the Canadian operations totaled $2.2 million as of December 31, 2008 and $2.6 million at December 31, 2007.

Note 18 — Selected Quarterly Financial Data (unaudited)

	2008 Quarters				2007 Quarters
(In millions, except per share amounts)	1st (a)	2nd	3rd	4th	1st (a)	2nd	3rd	4th
Revenues	$127.9	$133.8	$135.4	$135.2	$114.7	$119.4	$124.3	$126.0
Cost of revenues	69.9	72.9	76.3	67.9	63.7	67.5	70.4	70.3
Selling, general, and administrative expenses	36.7	36.1	36.9	41.2	33.4	33.7	39.9	37.3
Operating profit	21.3	25.2	22.8	24.7	18.4	20.8	14.8	19.0
Net income	13.0	15.3	14.0	14.8	11.1	12.8	8.1	12.2

Pro forma earnings per common share:
Basic:	$0.28	$0.33	$0.31	$0.32	$0.24	$0.28	$0.18	$0.27
Diluted:	0.28	0.33	0.30	0.32	0.24	0.28	0.18	0.27

(a)

A reclassification was made to properly classify all amortization and impairment charges related to deferred subscriber acquisition costs in cost of revenues, in accordance with the Company’s accounting policy as stated in Note 1 to the consolidated financial statements. Amounts were reclassified for the first quarter of 2007 and 2008 from previously reported amounts. This reclassification had no effect on operating profit or net income for any period presented. The Company has concluded that these items were not material to any period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. In the Company’s Annual Report on Form 10-K for the year ending December 31, 2009, management and the Company’s independent registered public accounting firm will be required to provide an assessment as to the effectiveness of the Company’s internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the oversight of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Business Code of Ethics that applies to all of the directors, officers, and employees (including the Chief Executive Officer, Chief Financial Officer and Controller) and has posted the Code on the Company’s website. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments or waivers from any provision of the Business Code of Ethics applicable to the Chief Executive Officer, Chief Financial Officer, and Controller by posting this information on the Company’s website at http://www.investors.brinkshomesecurity.com.

The information required by Item 10 with respect to the Company’s executive officers is included in Part 1 of this report. The remainder of the information required by Item 10 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The financial statements included in this report are listed on page 41 of this report. Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions or inapplicable.

Exhibits

The exhibits required to be furnished pursuant to Item 15 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brink’s Home Security Holdings, Inc.
Registrant

By	/s/ Robert B. Allen
Robert B. Allen

March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

John S. Brinzo*	Director	March 31, 2009
Lawrence J. Mosner*	Director	March 31, 2009
Carl S. Sloane*	Chairman	March 31, 2009
Carroll R. Wetzel, Jr.*	Director	March 31, 2009
Michael S. Gilliland*	Director	March 31, 2009

/s/ Robert B. Allen Robert B. Allen	Director, President and Chief Executive Officer (principal executive officer)	March 31, 2009

/s/ Stephen C. Yevich Stephen C. Yevich	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2009

*By	/s/ John S. Davis
(John S. Davis, Attorney-in-Fact)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Separation and Distribution Agreement between the Registrant and The Brink’s Company dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Amendment No. 3 on Form 10 Registration Statement filed September 25, 2008)

3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Amendment No. 3 to Form 10 filed September 25, 2008)

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed November 19, 2008)

10.1	Transition Services Agreement between the Registrant and The Brink’s Company dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Amendment No. 3 to Form 10 Registration Statement filed September 25, 2008)

10.2	Brand Licensing Agreement between the Registrant and Brink’s Network, Incorporated dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Amendment No. 3 to Form 10 Registration Statement filed September 25, 2008)

10.3	Non-Competition and Non-Solicitation Agreement between the Registrant and The Brink’s Company dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Amendment No. 3 to Form 10 Registration Statement filed September 25, 2008)

10.4	Employee Matters Agreement between the Registrant and The Brink’s Company dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Form 10 Registration Statement filed July 18, 2008)

10.5	Tax Matters Agreement between the Registrant and The Brink’s Company dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Amendment No. 2 to Form 10 filed August 14, 2008)

10.6*	Key Employees’ Deferred Compensation Program, dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Amendment No. 1 to Form 10 Registration Statement filed July 18, 2008)

10.7*	Management Performance Improvement Plan, dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Amendment No. 1 to Form 10 Registration Statement filed July 18, 2008)

10.8*	Key Employees Incentive Plan, dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Amendment No. 1 to Form 10 Registration Statement filed July 18, 2008)

10.9*	Directors’ Stock Incentive Plan, dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Amendment No. 1 to Form 10 Registration Statement filed July 18, 2008)

10.10*	Plan for Deferral of Directors’ Fees, dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Amendment No. 1 to Form 10 Registration Statement filed July 18, 2008)

10.11	Form of Change in Control Agreement entered into by the Registrant with certain of its executives. (Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Amendment No. 1 to Form 10 Registration Statement filed July 18, 2008)

10.12*	2008 Equity Incentive Plan, dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Amendment No. 3 to Form 10 Registration Statement filed September 25, 2008)

Exhibit Number	Description
10.13*	Non-Employee Directors’ Equity Plan, dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Amendment No. 3 to Form 10 Registration Statement filed September 25, 2008)

10.14*	Directors’ Stock Accumulation Plan, dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Amendment No. 3 to Form 10 Registration Statement filed September 25, 2008)

10.15	Form of Indemnification Agreement entered into by the Registrant with its directors and officers. (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Amendment No. 3 to Form 10 Registration Statement filed September 25, 2008)

10.16	$75,000,000 Credit Agreement among the Registrant, as Borrower, Bank of America, N.A., Compass Bank, and Wachovia Bank, National Association as Lenders, JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and Wells Fargo Bank, N.A. as Lender and Syndication Agent, dated as of October 21, 2008. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 23, 2008)

10.17*	Form of Option Agreement for options granted under 2008 Equity Incentive Plan.

10.18*	Form of Award Agreement for restricted stock units granted under Non-Employee Directors’ Equity Plan.

10.19*	Form of Award Agreement for deferred stock units granted under Non-Employee Directors’ Equity Plan.

21	Current List of Subsidiaries of Registrant. (Incorporated herein by reference to Exhibit 21 to the Registrant’s Amendment No. 3 to Form 10 Registration Statement filed September 25, 2008)

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.