Form 10-Q
period 2009-03-31
Brink's Home Security Holdings, Inc.
filed 2009-05-07
CIK 1436040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2009
Common Stock, no par value	45,769,171

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2009 (unaudited) and December 31, 2008

($ in millions)

	March 31, 2009	Dec. 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$83.0	$63.6
Accounts receivable (net of allowance of $4.9 and $4.9 as of March 31, 2009 and December 31, 2008, respectively)	35.0	36.3
Prepaid expenses and other	7.8	9.2
Deferred income taxes	26.0	24.8

Total current assets	151.8	133.9
Property and equipment, net	674.8	659.3
Deferred subscriber acquisition costs, net	83.9	83.7

Total Assets	$910.5	$876.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25.5	$20.4
Payroll and other employee liabilities	12.3	15.5
Other accrued liabilities	26.3	19.2
Deferred revenue	44.3	43.2

Total current liabilities	108.4	98.3
Deferred revenue	182.0	181.0
Deferred income taxes	111.6	104.8
Other liabilities	10.0	10.8

Total Liabilities	412.0	394.9

Commitments and contingent liabilities (Note 9)
Shareholders’ Equity:
Preferred stock, $10 par value, 2 million shares authorized, no shares issued	—	—
Common stock, no par value, 170 million shares authorized, 45.8 million shares issued and outstanding for March 31, 2009 and December 31, 2008	—	—
Additional paid-in capital	55.8	54.5
Retained earnings	444.1	428.9
Accumulated other comprehensive loss	(1.4)	(1.4)

Total Shareholders’ Equity	498.5	482.0

Total Liabilities and Shareholders’ Equity	$910.5	$876.9

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

($ in millions, except per share data)

	Three months ended
	March 31, 2009	March 31, 2008
Revenues	$136.0	$127.8

Expenses:
Cost of revenues	65.2	69.9
Selling, general and administrative expenses	45.5	36.7

Total expenses	110.7	106.6

Other operating expense	(0.2)	—

Operating profit	25.1	21.2
Interest income (expense)	0.1	(0.2)

Income before income taxes	25.2	21.0
Provision for income taxes	10.0	8.2

Net income	$15.2	$12.8

Other Comprehensive Income
Other comprehensive income – foreign currency translation adjustments arising during the period	—	0.2

Comprehensive income	$15.2	$13.0

Earnings per common share (see Note 10 – Earnings per Share)

Basic	$0.33	$0.28
Diluted	$0.33	$0.28

Weighted average common shares outstanding (see Note 10 – Earnings per Share)

Basic	45.8	45.8
Diluted	45.9	45.9

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2009

(Unaudited)

($ in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2008	$—	$54.5	$428.9	$(1.4)	$482.0

Net income	—	—	15.2	—	15.2
Share-based compensation expense	—	1.3	—	—	1.3

Balance as of March 31, 2009	$—	$55.8	$444.1	$(1.4)	$498.5

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

($ in millions)

	Three months ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$15.2	$12.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.2	20.6
Impairment charges from subscriber disconnects	14.0	11.9
Amortization of deferred revenue	(9.3)	(8.6)
Deferred income taxes	5.8	2.9
Share-based compensation	1.3	—
Provision for uncollectible accounts receivable	3.0	2.9
Other operating, net	0.3	0.3
Change in operating assets and liabilities:
Accounts receivable	(1.8)	(0.2)
Accounts payable and accrued liabilities	10.4	(0.6)
Deferral of subscriber acquisition costs	(5.5)	(6.3)
Deferral of revenue from new subscribers	10.3	12.0
Prepaid expenses and other current assets	1.4	0.6
Other, net	(0.7)	(1.1)

Net cash provided by operating activities	$66.6	$47.2

Cash flows from investing activities:
Capital expenditures	(47.2)	(45.8)

Net cash used in investing activities	$(47.2)	$(45.8)

Cash flows from financing activities:
Change in cash overdrafts	—	(1.1)
Net contributions from (distributions to) related parties	—	0.2

Net cash provided by (used in) financing activities	$—	$(0.9)

Effect of exchange rate changes on cash	—	—
Cash and cash equivalents:
Net increase	19.4	0.5
Balance at beginning of period	63.6	3.3

Balance at end of period	$83.0	$3.8

Supplemental cash flow information:
Cash paid for:
Interest	$—	$0.1
Income taxes, net:
Paid to related parties	—	8.2
Paid to taxing jurisdictions	0.8	0.5

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

The Company conducts business in one segment. Management evaluates performance and allocates resources based on cash flows and operating profit or loss of the Company as a whole. The Company markets, installs, services, and monitors security alarm systems for over 1.3 million customers, covering more than 250 metropolitan areas in all 50 states and two Canadian provinces. Based on revenues, the Company believes it is the second largest provider of security alarm monitoring services for residential and commercial properties in North America. The Company’s primary customers are residents of single-family homes, which comprise approximately 94% of the Company’s subscriber base.

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

Distribution of Holdings’ common stock to the stockholders of BCO occurred on October 31, 2008, at a ratio of one share of Holdings’ common stock for each share of BCO’s common stock held by each such holder as of the record date of October 21, 2008 (“the Spin-off”). Prior to the Spin-off, BCO received necessary regulatory approvals including a favorable private letter ruling on the tax-free nature of the transaction from the Internal Revenue Service, as well as a declaration of effectiveness for Holdings’ Registration Statement on Form 10, as amended (“Form 10”), as filed with the U.S. Securities and Exchange Commission (“SEC”). Immediately following the Spin-off, Holdings’ common stock began trading “regular way” on the New York Stock Exchange under the symbol “CFL,” reflecting its corporate mission of creating “Customers For Life.” See Note 2 – Transactions with Related Parties for a description of transition services and other agreements entered into between the Company and BCO.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the balances and results of operations of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from these estimates.

The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year.

The condensed consolidated financial statements for the first quarter of 2008, prior to the Spin-off, have been prepared using the Company’s historical results of operations and historical basis in the assets and liabilities. Prior to the Spin-off, the historical financial statements included allocations of certain BCO corporate expenses. Those expenses were allocated to the Company based on the most relevant allocation method for the service provided. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for the periods prior to the Spin-off. The charges for these functions are included in selling, general, and administrative expenses in the condensed consolidated statements of income. Refer to Note 2 – Transactions with Related Parties for further information regarding allocated expenses.

The condensed consolidated financial statements for the first quarter of 2008, prior to the Spin-off, may not be indicative of the Company’s future performance and may not reflect what its consolidated results of operations, financial position, and cash flows would have been had the Company operated as an independent company during the periods presented. To the extent that an asset, liability, revenue, or expense is directly associated with the Company, it is reflected in the accompanying consolidated financial statements.

Accounting Correction

The Company reclassified previously reported first quarter 2008 amounts for amortization and impairment charges related to deferred subscriber acquisition costs from selling, general and administrative expenses to cost of revenues, in accordance with the Company’s accounting policy. This reclassification had no material effect on operating profit or net income for any period presented.

Critical Accounting Policies

The Company has identified the following policies as critical accounting policies: revenue recognition, security systems capitalization, deferred subscriber acquisition costs, long-lived asset valuation, useful lives of security systems, allowance for doubtful accounts, and income taxes. These accounting policies are discussed in greater detail in Form 10-K, as filed with the SEC on March 31, 2009.

New Accounting Standards

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) established requirements for an acquirer to record assets acquired, liabilities assumed, and any related noncontrolling interest related to the acquisition of a controlled subsidiary, measured at fair value as of the acquisition date. The Company has adopted SFAS 141(R) in the first quarter of 2009. The implementation of SFAS 141(R) did not have a material effect on the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, as well as for the deconsolidation of a subsidiary. Specifically, SFAS 160 clarifies that noncontrolling interests in a subsidiary should be reported as equity in the consolidated financial statements. The Company has adopted SFAS 160 in the first quarter of 2009. Implementation of SFAS 160 did not have a material effect on the Company’s results of operations and financial position.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share under the two-class method. The Company has adopted FSP EITF No. 03-6-1 in the first quarter of 2009. The implementation of FSP EITF No. 03-6-1 does not have a material impact on the calculation or reporting of the Company’s earnings per share.

Note 2 – Transactions with Related Parties

Allocation of BCO’s General and Administrative Corporate Expenses

For the first quarter of 2008, prior to the Spin-off, the accompanying consolidated financial statements include allocations of certain BCO corporate expenses for services provided to the Company including certain treasury, accounting, tax, legal, internal audit, human resources, investor relations, general management, real estate, insurance, risk management, and other functions, such as board of directors and other centrally managed employee benefit arrangements. The allocation of costs was estimated based on BCO’s employees’ percentage of time spent on Company matters. Costs allocated by BCO include overhead and other indirect costs. The Company recorded allocated costs of $2.0 million for the three months ended March 31, 2008, within selling, general, and administrative expenses. The Company believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses from BCO were reasonable. See Note 1 for further discussion.

Other than short-term transition services charges discussed below, which are expected to be not more than $0.3 million in aggregate during 2009, the Company will no longer incur allocated corporate expenses charged from BCO.

Receivable from and Payable to Related Parties

During the first quarter of 2008, prior to the Spin-off, BCO provided the Company with funds for its operating cash when needed. Any excess funds were advanced to BCO. Intercompany accounts were maintained for such borrowings that occurred between the Company and its parent. For purposes of the statements of cash flows, the Company reflected intercompany activity as a financing activity. Interest expense under this arrangement was $0.1 million for the three months ended March 31, 2008. Interest expense incurred by the Company associated with its payable to related parties other than BCO was $0.1 million for the three months ended March 31, 2008. There was no interest expense of this nature recorded for the three months ended March 31, 2009.

Brand License Agreement

Historically, the Company had a brand license agreement with a subsidiary of BCO that allowed the Company to use BCO’s trademarks for certain products and services for a royalty fee based on approximately 7.0% of revenues. Since the Spin-off, the royalty rate the Company paid to BCO for the use of the Brink’s brand has decreased to approximately 1.25% of revenues pursuant to the Brand Licensing Agreement between BCO and the Company. The royalty rate will continue to be approximately 1.25% of revenues until the earlier of October 31, 2011, or when the Company ceases the active use of the Brink’s brand name. Royalty expense was $1.6 million and $8.8 million for the three months ended March 31, 2009 and 2008, respectively, and is included in cost of revenues.

Allocation of Income Tax Expense

In accordance with the Tax Matters Agreement between the Company and BCO (the “TMA”), BCO is, in general, responsible for any and all taxes reported on any joint return through the date of Spin-off, which may also include the Company for periods prior to the Spin-off. Under the TMA the Company is responsible for any and all taxes reported on any Company separate tax return and on any consolidated returns for Holdings subsequent to the Spin-off.

For the periods prior to the Spin-off, the Company and its U.S. subsidiaries have been included in the consolidated U.S. Federal income tax return filed by BCO. BCO’s consolidated tax provision and actual cash payments for U.S. federal and state income taxes have been allocated to the Company in accordance with BCO’s tax allocation policy. In general, BCO’s consolidated U.S. tax provision and related tax payments or refunds were allocated to the Company based principally upon the financial income, taxable income, credits, and other amounts directly related to the Company, as if the Company filed its own tax returns.

Transition Services and Other Agreements Related to the Spin-off from BCO

Following the Spin-off, the Company and BCO have operated independently, and neither has any ownership interest in the other. As a part of the Spin-off, the Company entered into certain agreements, including the Separation and Distribution Agreement, the TMA, the Employee Matters Agreement and the Transition Services Agreement (the “TSA”). In order to govern the ongoing relationships between the Company and BCO after the Spin-off and to provide mechanisms for an orderly transition, the Company and BCO agreed to certain non-compete and non-solicitation arrangements. Also, the Company and BCO agreed to indemnify each other against certain liabilities arising from their respective businesses. The specified services that the Company can receive, as requested from BCO, include tax, legal, accounting, treasury, investor relations, insurance and risk management, and human resources. The services are paid for by the Company, as set forth in the TSA. The TSA provides for terms ranging from 6 to 18 months for such services. The Company incurred less than $0.1 million in expense for services provided by BCO pursuant to the TSA for the three months ended March 31, 2009.

Note 3 – Property and Equipment, net

The following table presents the Company’s property and equipment, net:

(In millions)	March 31, 2009	Dec. 31, 2008
Land	$2.5	$2.5
Buildings	15.5	15.5
Leasehold improvements	4.1	3.4
Security systems	948.5	925.6
Capitalized software	24.9	24.2
Computers and office equipment	47.2	43.9

	1,042.7	1,015.1
Accumulated depreciation and amortization	(367.9)	(355.8)

Property and equipment, net	$674.8	$659.3

The following table presents depreciation and amortization expense:

	Three Months Ended March 31,
(In millions)	2009	2008
Property and equipment	$19.2	$17.5
Amortization of deferred subscriber acquisition costs	3.0	3.1

Total Depreciation and Amortization	$22.2	$20.6

Note 4 – Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant, infrequent or unusual items. The Company’s effective income tax rate for the first quarter of 2009 was 39.7%, compared with 39.0% in the same period last year. The higher 2009 tax rate primarily reflects an increase in unfavorable permanent tax adjustments related to brand development costs.

The TMA between the Company and BCO governs BCO’s and the Company’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, the preparation and filing of tax returns, the control of audits, and other tax matters. The TMA generally allocates responsibility for consolidated tax liabilities for periods prior to Spin-off to BCO and for stand-alone tax liabilities prior to and subsequent to the Spin-off to the Company. Furthermore, the TMA provides that the Company is required to indemnify BCO and its affiliates against all tax-related liabilities caused by the failure of the Spin-off to qualify for tax-free treatment for United States federal income tax purposes to the extent these liabilities arise as a result of any action taken by Holdings or any of Holdings’ subsidiaries following the Spin-off or otherwise result from any breach of any covenant under the TMA or any other agreement entered into by the Company in connection with the Spin-off. Though valid as between the parties, the TMA is not binding on the IRS.

Note 5 – Share-Based Compensation Plans

For the periods ended March 31, 2009 and 2008, share-based compensation represents the costs related to share-based awards recognized under the provisions of Statements of Financial Accounting Standard No. 123R (“SFAS 123R”), Share-Based Payment, as follows:

	Three Months Ended March 31,
(In millions)	2009	2008
Plans sponsored by BCO	$—	$0.4
Deferred compensation plan sponsored by BCO	—	0.1
Holdings stock options, restricted and deferred stock units	0.8	—
Holdings deferred compensation	0.5	—

Total share-based compensation	$1.3	$0.5

Prior to the Spin-off from BCO, certain employees of the Company participated in BCO’s 2005 Equity Incentive Plan and 1988 Stock Option Plan. Under these plans, employees were granted options to purchase stock in BCO. Certain employees also participated in BCO’s Key Employees’ Deferred Compensation Program. The expense incurred for stock options and deferred compensation related to Company employees has been reflected in the Company’s condensed consolidated statements of income in selling, general, and administrative expenses. In connection with the Spin-off, the Company’s Board of Directors adopted stock incentive plans providing for future awards to the Company’s employees and directors. See Form 10-K, as filed with the SEC on March 31, 2009, for descriptions of the plans.

In connection with the Spin-off, BCO’s share-based awards held by Company employees and newly appointed non-employee directors were converted to and replaced with, respectively, equivalent share-based awards of Holdings based on the ratio of the Company’s fair market value of stock when issued to the fair market value of BCO stock. The number of shares and, for options, the ratio of the exercise price to market price were equitably adjusted to preserve the intrinsic value of the award as of immediately prior to the Spin-off. The conversion was accounted for as a modification under the provisions of SFAS 123R and resulted in a $0.6 million aggregate increase in the fair value of option awards. Of the total amount, the Company recorded non-cash compensation expense of $0.1 million in selling and general and administrative expenses in the condensed consolidated statements of income for the three months ended March 31, 2009. The remaining modification expense of $0.2 million will be recorded through 2011.

On February 20, 2009, the Company granted stock options under the Company’s 2008 Equity Incentive Plan to purchase 325,000 shares of the Company’s common stock to certain employees. The exercise price for the stock option grants is $21.19, which is equal to the average high and low of the Company’s common stock on the New York Stock Exchange on the grant date. The stock options granted generally vest on a three year cliff vesting schedule. The grant date fair value of these stock options approximated $2.2 million.

Note 6 – Credit Agreement

On October 21, 2008, the Company entered into a four-year unsecured $75 million revolving credit facility with a syndicate of lenders lead by JPMorgan Chase Bank, N.A. as administrative agent (“Credit Facility”). The Company has the option, under certain conditions, to increase the commitment by up to $50 million, not to exceed $125 million in the aggregate. The Credit Facility is available for general corporate purposes, including the issuance of letters of credit of up to $15 million.

The Credit Facility agreement includes a requirement that the Company maintain: (i) a Leverage Ratio (as defined in the Credit Facility agreement) of no more than 2.5 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Facility agreement) of at least 2.0 to 1.0 for the same trailing four quarter period. At March 31, 2009, the Company is in compliance with all requirements of the Credit Facility agreement.

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

As of March 31, 2009, no funds have been drawn under the Credit Facility, but the Company has used the Credit Facility to issue letters of credit totaling $2.7 million.

Brink’s Home Security, Inc. has fully and unconditionally guaranteed, on a joint and several basis with any additional future guarantor, the obligation to pay any amounts due on the Credit Facility described above. Substantially all of Holdings’ operating income and cash flow is generated by its subsidiaries. As a result, funds necessary to meet the Holdings’ obligations under the Credit Facility are provided by distributions or advances from its subsidiaries. The financial condition and operating requirements of Holdings’ subsidiaries could limit Holdings’ ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including the payment of principal and interest on the Credit Facility.

Note 7 – Other Operating Income, Net

	Three Months Ended March 31,
(In millions)	2009	2008
Royalty income from a third party	$—	$0.3
Foreign currency transaction gains (losses), net	(0.2)	(0.3)

Total	$(0.2)	$—

Note 8 – Geographic Information

Revenues by country for the three months ended March 31, 2009 and 2008, respectively, were as follows:

	Three Months Ended March 31,
(In millions)	2009	2008
United States	$134.3	$125.8
Canada	1.7	2.0

Total	$136.0	$127.8

No single customer represents more than 10% of total revenue.

As of March 31, 2009 and December 31, 2008, long-lived assets, consisting of property and equipment, net, and deferred charges by country were as follows:

(In millions)	March 31, 2009	Dec. 31, 2008
United States	$746.9	$730.9
Canada	11.8	12.1

Total	$758.7	$743.0

Net liabilities related to the Canadian operations totaled $2.1 million as of March 31, 2009 and $2.2 million at December 31, 2008.

Note 9 – Commitments and Contingent Liabilities

Insurance

The Company expects to file insurance claims related to property damage and business interruption insurance coverage for losses sustained from Hurricane Ike which occurred in mid-September 2008. As of March 31, 2009, the Company had recorded $0.9 million for estimated losses incurred. The total range of loss, including future lost contractual revenues and excluding any potential insurance recovery, is estimated to be between $0.9 and $1.1 million. Any paid claim will be recognized as operating income when the claims are settled.

Joint and Several Liability with Brink’s

Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the “Health Benefit Act”), BCO and its majority-owned subsidiaries at July 20, 1992, including certain material subsidiaries of the Company, are jointly and severally liable with certain of BCO’s other current and former subsidiaries for approximately

$250 million of health care coverage obligations provided for by the Health Benefit Act as of December 31, 2008. A Voluntary Employees’ Beneficiary Associate trust has been established by BCO to pay for these liabilities, although the trust may not have sufficient funds to satisfy the obligations. The Company entered into an agreement with BCO pursuant to which BCO agreed to indemnify the Company for any and all liabilities and expenses related to BCO’s former coal operations, including any health care coverage obligations.

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

Note 10 – Earnings per Share

For the three months ended March 31, 2009, basic earnings per share (“EPS”) was computed by dividing net income by the weighted average number of common shares outstanding for the three months ended March 31, 2009. Diluted EPS was calculated in a similar manner, but included the dilutive effect of actual stock options and restricted stock units outstanding as of March 31, 2009. To the extent these securities were anti-dilutive, they were excluded from the calculation of diluted earnings per share. As of March 31, 2009, 1.2 million shares were anti-dilutive.

Prior to the Spin-off, no common stock of Holdings and none of Holdings’ equity awards were outstanding for these periods. Basic and diluted earnings per share for the three months ended March 31, 2008 were computed on a pro forma basis using the average number of shares of the Company’s common stock outstanding from October 31, 2008 to December 31, 2008. The number of diluted shares used in the calculation was based on the number of shares of the Company’s common stock outstanding plus the estimated potential dilution that could have occurred if options and restricted stock units granted under the Company’s equity-based compensation arrangements were exercised or converted into the Company’s common stock.

	March 31,
(In millions, except EPS)	2009	2008
Earnings:
Net income	$15.2	$12.8

Shares:
Weighted average common shares outstanding	45.8	45.8
Adjustment for assumed dilution — Stock options and restricted stock awards	0.1	0.1

Weighted average common shares outstanding and common stock equivalents	45.9	45.9

Earnings per share:
Basic	$0.33	$0.28
Diluted	0.33	0.28

Note 11 – Subsequent Event

In April 2009, an unexpected unfavorable jury award of $4.2 million was rendered against the Company. To fully account for the contingent liability, the Company accrued a $4.0 million litigation charge in the first quarter of 2009 which was included in selling, general and administrative expense and in other accrued liabilities as of March 31, 2009. After income tax, the impact on net income was $2.4 million. The Company intends to appeal this decision.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by or that otherwise include the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “prospects,” “outlook,” and similar words or expressions, or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements. We disclaim any intention to, and undertake no obligation to, revise any forward-looking statements, whether as a result of new information, a future event, or otherwise. These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to risks inherent in our Spin-off from our former parent corporation, including increased costs and reduced profitability associated with operating as an independent company, the demand for our products and services, the ability to identify and execute further cost and operational improvements and efficiencies in our core business, the actions of competitors, our ability to successfully develop and market a new brand, our ability to identify strategic opportunities and integrate them successfully, our ability to maintain subscriber growth, the number of household moves, the level of home sales or new home construction, potential instability in housing credit markets, our estimated reconnection experience, our ability to cost-effectively develop or incorporate new systems or technology in a timely manner, our ability to balance the cost of acquiring customers with the profit from serving existing customers, our ability to keep disconnect rates relatively low, the availability and cost of capital, and general business conditions. For additional risks and uncertainties that could impact our forward-looking statements, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including but not limited to the discussion under “Risk Factors” therein, filed with the SEC, which you may view at www.sec.gov.

General

The following discussion, which presents the results of Brink’s Home Security Holdings, Inc. and its consolidated subsidiaries, should be read in conjunction with the accompanying unaudited condensed consolidated interim financial statements and notes thereto at March 31, 2009 and December 31, 2008, and each of the quarters ended March 31, 2009 and March 31, 2008.

As used in this Report, (a) references to “Holdings,” “Company,” “we,” “us,” and “our” refer to Brink’s Home Security Holdings, Inc. and its consolidated subsidiaries, including Brink’s Home Security, after the Spin-off, and (b) references to the “Company” on a historical basis, prior to the Spin-off, refer to Brink’s Home Security and its consolidated subsidiaries, in each case unless the context requires otherwise.

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect our financial condition and results of our operations of the Company as a whole, as well as how certain accounting principles and estimates affect our financial statements. Unless otherwise indicated, all references to earnings per share (“EPS”) are on a diluted basis.

The Spin-off

On September 12, 2008, the Board of Directors of BCO approved the separation of BCO into two independent, publicly traded companies through the distribution of 100% of the common stock of Brink’s Home Security, at the time a wholly-owned subsidiary of BCO, to shareholders of BCO (the “Spin-off”). To effect the Spin-off, BCO transferred all outstanding shares of Brink’s Home Security to Holdings, another wholly owned subsidiary of BCO, through a series of transactions pursuant to a Separation and Distribution Agreement between BCO and Holdings. On October 31, 2008, BCO distributed all of the shares of Holdings to the stockholders of BCO at a ratio of one share of Holdings common stock for each share of BCO common stock held by each such holder as of the record date of October 21, 2008.

The following key agreements were entered into upon Spin-off:

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

•

We entered into a Brand Licensing Agreement with a subsidiary of BCO. Under the agreement, we are entitled to use the Brink’s brand name and logos for no more than three years from the Spin-off date. Under the agreement, our licensing fees decreased to approximately 1.25% of revenues from the approximate 7% historical rate, and provided for BCO to acquire from us the third party licensing agreements that had historically contributed royalty income to us.

•

We entered into various agreements with BCO, including a Non-Competition and Non-Solicitation Agreement, pursuant to which BCO agreed not to compete with us in the United States, Canada and Puerto Rico with respect to certain specified activities for a period of five years from the Spin-off date.

On November 3, 2008, after completion of the Spin-off, our stock began trading “regular way” as an independent public company on the New York Stock Exchange under the symbol “CFL”, reflecting our corporate mission of creating “Customers For Life.”

Overview

We provide monitored security alarm services in North America for owner-occupied, single-family residences and commercial properties. We typically install and own the on-site security alarm systems and charge fees to monitor and service the systems. We attribute our success to our focus on quality service, customer retention, and a disciplined approach to growth. We believe our business is a premium provider of services in the markets that we serve.

We have consistently grown over the past several years due to our ability to attract and retain customers by providing quality services while operating as efficiently as possible. Revenues are fairly predictable as most monitoring service revenues are governed by initial three-year monitoring contracts that generally include recurring one-year renewal clauses. Over the past three years, recurring revenues have been approximately 90% of total revenues. Our primary customers are residents of single-family homes, which comprise approximately 94% of our subscriber base.

For further information regarding our business, industry trends, and risks and uncertainties, refer to Form 10-K, as filed with the U.S. Securities Exchange Commission on March 31, 2009.

Key Performance Indicators and Cash Flow Measures

Key to our success is consistent subscriber growth coupled with a continuous focus on customer retention. It is important to minimize disconnects as costs associated with new installations are front loaded. It currently takes approximately four years to recover our initial cash investment in a new subscriber. In addition to recurring revenues, our business model also has substantial recurring net operating cash flow generated from our ongoing customer base. These elements help buffer the impact of negative trends in the general economy, although they do not eliminate overall economic risks. In evaluating our results, we review the following key performance indicators:

Key Performance Indicators

Monthly Recurring Revenue (“MRR”) is a non-GAAP measure that is used to evaluate performance. MRR measures the amount of recurring revenues from subscriber fees and is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services. On page 17, MRR is described in greater detail and is accompanied by a reconciliation of MRR to revenue, its closest GAAP counterpart.

Subscriber Growth — The steady growth of our subscriber base is crucial to drive MRR expansion as well as to leverage costs of operations. Despite a challenging housing market and overall economic conditions, our ending subscriber base has continued to grow, as presented in the table on page 16.

Customer Retention — The strength of our economic model is highly dependent on customer retention. We believe our disconnect rate is the lowest among the major monitored security service companies. Success in retaining customers is driven in part by our discipline in accepting new customers with generally stronger credit backgrounds, and by providing high quality equipment, installation, monitoring, and customer service. We are, however, subject to the economic slowdown and expect our disconnect rate in the near term to continue at an elevated rate relative to our historical disconnect performance.

Subscriber disconnects stem from three primary sources including account write-offs, household and business moves, and disconnects due to customer initiated cancellations for reasons other than moves. Another factor that can from time to time increase the disconnect rate is cancellation of multi-family contracts, as they can contain numerous individual monitored and/or revenue-producing sites.

Profit from Recurring Services — Profit from recurring services reflects the monthly monitoring and service fees generated from the existing subscriber base, including the amortization of deferred revenues, net of general and administrative expenses, including royalty expense. Non-cash impairment charges resulting from subscriber contract cancellations and depreciation and amortization expenses, including the amortization of deferred subscriber acquisition costs, are also charged to recurring services. Operating profits from recurring services are affected by the size of the subscriber base, the amount of operational costs, depreciation, the level of subscriber cancellations and changes in the average monthly monitoring fee per subscriber. Profit from recurring services is considered to be an important non-GAAP component of our operating profit. This component of operating profit allows investors and others to understand operating income from security systems that have been installed. See the “Results of Operations” section for the reconciliation of profit from recurring services to its closest GAAP counterpart, operating profit.

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

Key Cash Flow Measures

        Adjusted EBITDA from Recurring Services — Adjusted EBITDA from recurring services is a non-GAAP measure that we use to convey profits generated from the subscriber base adjusted for certain non-cash items including asset impairment charges, depreciation of fixed assets and amortization of deferred charges, and amortization of deferred revenue. We believe adjusted EBITDA from recurring services is useful to provide investors information about adjusted profits and cash flows generated from the existing customer base that are available to reinvest in the business or distribute to shareholders. In deriving this non-GAAP measure, we reflected the go-forward 1.25% royalty rate in adjusted EBITDA from recurring services for all years presented. Historically, we paid our former parent company a royalty of 7% on revenues in the United States and 3% on revenues in Canada. On November 1, 2008, the royalty rate changed to approximately 1.25% of revenues and will continue to be calculated on that basis until the earlier of when we cease to use the Brink’s name or the expiration of the license agreement on October 31, 2011. See the “Results of Operations” section for the reconciliation of adjusted EBITDA from recurring services to its closest GAAP counterpart, operating profit.

Cash Invested in New Subscribers — Cash invested in new subscribers is a non-GAAP measure that we use to convey the total cash invested to acquire new subscribers, without regard to the accounting treatment of the various cash components. The measure includes primarily capitalized security system costs, marketing and selling expenses, and deferred subscriber acquisition costs (current year payments) less deferred revenue from new subscribers (current year receipts). See the “Reconciliation of Non-GAAP Measures” section for the reconciliation of cash investment in new subscribers to its closest GAAP counterpart, operating profit.

Summary of Operating Results and Key Performance Indicators and Cash Flow Measures

($ in millions, except EPS, disconnect rate, and subscriber growth rate)

	March 31, 2009	March 31, 2008
Revenues	$136.0	$127.8

Cost of revenues	65.2	69.9
Selling, general and administrative expenses	45.5	36.7

Total costs and expenses	110.7	106.6
Other operating expense	(0.2)	—

Operating profit	25.1	21.2
Interest income /(expense)	0.1	(0.2)

Income before income taxes	25.2	21.0
Income tax expense	10.0	8.2

Net income	$15.2	$12.8

Diluted EPS	$0.33	$0.28

Weighted average shares assuming dilution(1)	45.9	45.9

Key Performance Indicators
Monthly recurring revenue(2)	$41.5	$38.3

Subscriber growth
Ending number of subscribers (in thousands)	1,321.3	1,249.6
Ending subscriber base growth (percentage) (3)	5.7	8.4
Average number of subscribers (in thousands)	1,310.8	1,236.4
Average subscriber growth rate (percentage)	6.0	8.6
Customer retention
Disconnect rate (percentage) (4)	7.1	6.1
Profit from recurring services(5)	$51.5	$46.9
Investment in new subscribers (6)	$(26.4)	$(25.7)

Key Cash Flow Measures
Adjusted EBITDA from recurring services (using 1.25% royalty rate)(7)	$78.4	$77.0
Cash invested in new subscribers(8)	$(63.9)	$(63.2)

(1)	See Note 10 – Earnings per Share for explanation of the calculation of diluted earnings per share.
(2)

Monthly recurring revenue (“MRR”), a non-GAAP measure, is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber earned in the last month of the period for contractual monitoring and maintenance services. This measure is reconciled below under the caption “Reconciliation of Non-GAAP Measures.”

(3)	Calculated based on period ending subscribers.
(4)

Calculated as a ratio, the numerator of which is customer cancellations, on an annualized basis, and the denominator of which is the average number of customers during the period. Customer relocations, reactivations and dealer charge backs of contract cancellations are excluded from the calculation.

(5)

Profit from recurring services, a non-GAAP measure reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues, as discussed under the caption “Key Performance Measures — Profit from Recurring Services.” This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.

(6)

Investment in new subscribers, a non-GAAP measure, is net expense (primarily marketing and selling expenses) incurred to add new subscribers to the subscriber base as discussed under the caption “Key Performance Measures — Investment in New Subscribers.” This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.

(7)

Adjusted EBITDA from recurring services, a non-GAAP measure, is calculated as if the royalty rate had been approximately 1.25% of revenues for all periods presented. The royalty rate will remain at approximately 1.25% of revenues until the earlier of when we cease to use the Brink’s name or the expiration of the license agreement on October 31, 2011. This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.

(8)

Cash invested in new subscribers, a non-GAAP measure, represents cash used to acquire new subscribers during the period. This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Revenues increased $8.2 million or 6.4% to $136.0 million in the first quarter of 2009 from $127.8 million in comparable prior period. The increase was primarily due to 6.0% growth in the average subscriber base and a 2.5% increase in MRR per subscriber partially offset by a $1.5 million decline in our Brink’s Home Technology division’s (“BHT”) pre-wire and trim-out revenues.

Cost of revenues decreased by $4.7 million or 6.7% to $65.2 million in the first quarter of 2009 from $69.9 million in the comparable prior period, which was due primarily to the decline in the royalty rate from approximately 7% of revenues in the first quarter of 2008 to approximately 1.25% of revenues in the first quarter of 2009, and a reduction in field technician staff and related expenses, partially offset by increases in cost of revenues resulting from growth in the subscriber base. Cost of revenues was 47.9% of revenues in the first quarter of 2009 and 54.7% in the comparable prior quarter. Had the royalty rate been approximately 1.25% of revenues in the first quarter of 2008, cost of revenues would have been $7.1 million less, totaling $62.8 million or 49.1% of revenues. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of the change in royalty rate on cost of revenues.

Selling, general and administrative expenses increased by $8.8 million or 24.0% to $45.5 million in the first quarter of 2009 from $36.7 million in the comparable prior period. The increase was primarily due to a $4.0 million accrued litigation charge, approximately $2.5 million of increased spending to support additional corporate functions required as a result of the Spin-off, and $1.1 million of consulting fees incurred for brand development. These increases were partially offset by the elimination of corporate overhead costs allocated to us by BCO prior to the Spin-off, which were $2.0 million for the three months ended March 31, 2008. Selling, general and administrative expenses were 33.5% of revenues in the first quarter of 2009 and 28.7% in the prior comparable period.

Other operating income, net, in the first quarter of 2009 consisted of a $0.2 million foreign currency loss resulting from our operations in Canada in the first quarter of 2009. The comparable prior period consisted of a $0.3 million foreign currency loss resulting from our operations in Canada, offset by third party royalty income of $0.3 million. We no longer generate third party royalty income.

Operating profit increased $3.9 million or 18.4% to $25.1 million in the first quarter of 2009 from $21.2 million in the prior comparable period, driven primarily by higher profits from recurring services on our larger subscriber base and the decrease in the royalty rate. These improvements were partially offset by a $4.0 million accrued litigation charge, costs to support additional corporate functions required as a result of the Spin-off, and $1.1 million of consulting fees incurred for brand development. Operating margin was 18.5% in the first quarter of 2009 compared to 16.6% in the first quarter of 2008. Had the royalty rate been approximately 1.25% of revenues in 2008, operating profit in the first quarter of 2008 would have been $28.3 million, a 22.1% operating margin. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of the change in royalty rate on operating profit.

Interest income was $0.1 million in the first quarter of 2009, compared to $0.2 million interest expense incurred in the comparable prior period.

Provision for income taxes increased by $1.8 million to $10.0 million in the first quarter of 2009 from $8.2 million in the prior comparable period due to growth in income before income taxes and an increase in the effective tax rate to 39.7% in the first quarter of 2009 as compared to 39.0% in the prior comparable period. The increase primarily reflects an increase in unfavorable permanent tax adjustments related to brand development costs.

In the first quarter of 2009, we reported net income of $15.2 million, or $0.33 per share, compared to $12.8 million, or $0.28 per pro forma share, for the prior comparable period. As previously discussed, the first quarter 2009 benefited from the decrease in the royalty expense, partially offset by a $4.0 million accrued litigation charge, and $1.1 million of brand development costs. Net income for the three months ended March 31, 2009 decreased $3.4 million after the tax effect of these two incurred costs. The impact on earnings per share was $0.07. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of the change in royalty rate on net income.

We believe that operating profit in 2009 will be impacted by higher cost, primarily marketing in nature, incurred in the new branding effort. Total incremental brand development, brand marketing, and other conversion costs during 2009 are expected to be approximately $25 million, of which $1.1 million was incurred in the first quarter of 2009. We expect to incur about $2 million in brand development costs during the second quarter of 2009 and to introduce our new brand early in the third quarter of 2009. We currently estimate that total incremental costs of the branding effort across a 24-month to 36-month period could range from $70 million to $120 million on a pre-tax basis, a decrease of $30 million from our previous estimated range. The actual level of spending could increase or decrease depending on the level of success of the brand introduction and its recognition and acceptance. We also note that the brand marketing effort will likely increase our installation activity. Notwithstanding the additional $25 million of anticipated expense, we expect that operating profit for 2009 will increase from the $94.0 million in operating profit we generated in 2008. We currently expect that the incremental branding costs will be funded from existing cash balances and future cash flows from operations. See the “Liquidity and Capital Resources” section for further discussion.

Monthly Recurring Revenue: MRR increased $3.2 million or 8.4% as of March 31, 2009 from the prior comparable period end primarily as the result of the increase in the size of the subscriber base, and by an increase in average recurring revenue per subscriber. The increase in MRR per subscriber has resulted from adding new subscribers at higher monthly recurring rates, increasing prices charged to selected portions of the existing subscriber base, and providing additional services to both new and existing subscribers. We currently expect that MRR growth will continue to exceed subscriber base growth for the remainder of 2009.

Subscriber Growth Rate: During the first quarter of 2009, the subscriber base grew by 19,700 subscribers, achieving ending subscriber growth of 5.7% in the first quarter of 2009 as compared to the prior comparable period. The subscriber base grew across most customer acquisition channels, with the exception of multi-family and BHT; however, growth was most notable in the dealer subscriber acquisition channel. While housing and overall market conditions are expected to remain challenging throughout 2009, we believe that various operational initiatives are in place to continue to build our commercial and residential alarm installation and monitoring business. We believe that installations will continue to exceed disconnects during 2009, leading to sustained subscriber growth in the mid single-digit range.

Disconnect Rate: The annualized disconnect rate for the first quarter of 2009 increased to 7.1%, up from 6.1% in the comparable prior period. The increase in the disconnect rate was primarily due to an increase in customer requested cancellations, with the most significant increase in customers indicating cancellation for financial reasons. Household moves continue to be a major driver of disconnects, and disconnects resulting from account write-offs increased in the first quarter of 2009 relative to the prior comparable period. Multi-family disconnects were not a significant driver of disconnect activity in either period. We continue to manage the disconnect rate by closely monitoring and adhering to established subscriber selection and retention processes. The disconnect rate may continue to increase in the near future due to factors beyond our control, including ongoing weakness in the economy and housing market. At this time we estimate that the full year disconnect rate for 2009 could range between 7.8% and 8.3%, compared to the 7.5% full year rate in 2008.

Profit from Recurring Services: Profit from recurring services increased 9.8% to $51.5 million from $46.9 million. The increase is due primarily to higher profits on our larger subscriber base and the decrease in the royalty rate of $6.2 million. These improvements were partially offset by a $4.0 accrued litigation charge and costs to support additional corporate functions required as a result of the Spin-off.

Investment in New Subscribers: Investment in new subscribers increased 2.7% to $26.4 million in the first quarter of 2009 from $25.7 million in the prior year comparable period. The increase was primarily the result of $1.1 million of consulting fees incurred for brand development during the first quarter of 2009, partially offset by decreased selling costs due to lower installation volume as compared to the prior year quarter.

Adjusted EBITDA from Recurring Services: Adjusted EBITDA from recurring services increased 1.8% to $78.4 million in the first quarter of 2009 from $77.0 million in the prior year comparable period. The increase is primarily the result of subscriber base growth partially offset by a $4.0 million accrued litigation charge.

Cash Invested in New Subscribers: Cash invested in new subscribers increased 1.1% to $63.9 million in the first quarter of 2009 from $63.2 million in the prior year comparable period. The increase was primarily the result of $1.1 million of consulting fees incurred for brand development during the first quarter of 2009, partially offset by a decrease in installation volume as compared to the prior year quarter. The average cash investment per new subscriber was $1,484 in the first quarter of 2009, and $1,417 in the prior year comparable period. Excluding the brand development costs, the cash investment per new subscriber in the first quarter of 2009 would have been $1,459. The increase is primarily the result of increased equipment and materials costs, and increased advertising spend per new subscriber.

Subscriber Activity

	Three Months Ended March 31,		% change
(Subscriber data in thousands)	2009	2008	2009
Number of subscribers:
Beginning of period	1,301.6	1,223.9	6.3
Installations(a)	43.0	44.6	(3.6)
Disconnects(a)	(23.3)	(18.9)	23.3

End of period	1,321.3	1,249.6	5.7

Average number of subscribers	1,310.8	1,236.4	6.0
Annualized disconnect rate(b)	7.1%	6.1%
Annualized disconnect rate, excluding multifamily disconnects (c)	7.1%	5.9%
Twelve month trailing disconnect rate (d)	7.8%	6.9%

(a)

Customers who move from one location and then initiate a new monitoring agreement at a new location, which totaled 4,500 and 5,400 for the three months ended March 31, 2009 and 2008, respectively, are not included in either installations or disconnects. Dealer accounts cancelled and charged back to the dealer during the specified contract term are also excluded from installations and disconnects. Inactive sites that are returned to service reduce disconnects.

(b)

The annualized disconnect rate for the quarter is a ratio, the numerator of which is the number of customer cancellations during the fiscal quarter multiplied by 4 and the denominator of which is the average number of customers during the period. The gross number of customer cancellations is reduced for customers who move from one location and then initiate a new monitoring agreement at a new location, disconnected accounts charged back to the dealers because the customers cancelled service during the specified contractual term, and inactive sites that are returned to active service during the period.

(c)	Disconnect rate as defined in Note (b), excluding multifamily account cancellations.
(d)

Twelve month trailing disconnect rate is a ratio, the numerator of which is the aggregate number of net customer cancellations during the preceding four fiscal quarters, and the denominator of which is the average number of customers during the same period.

Reconciliation of Non-GAAP Measures

Operating Results Adjusted Using Comparable Royalty Rate

Our results of operations include a royalty expense that is charged to us by BCO for use of the Brink’s brand name. The rate utilized for the three months ended March 31, 2008 was approximately 7% of revenues in the United States and 3% of revenues outside of the United States. However, for the three months ended March 31, 2009, the rate used was approximately 1.25% of revenues for both within and outside the United States. For comparability of financial results, we present operating results adjusted by the 1.25% royalty rate for March 31, 2008. This supplemental non-GAAP information should be reviewed in conjunction with our historical condensed consolidated statements of income.

The table below reconciles operating results adjusted by the 1.25% royalty rate to GAAP operating results for the quarter ended March 31, 2008.

	Three Months Ended March 31,
	2009	2008
Non-GAAP Operating Profit	$25.1	$28.3
Adjustment to royalty rate	—	(7.1)

GAAP Operating Profit	$25.1	$21.2

Non-GAAP Net Income	$15.2	$17.1
Adjustment to royalty rate	—	(7.1)
Tax effects of adjustment	—	2.8

GAAP Net Income	$15.2	$12.8

Non-GAAP Earnings per share — diluted	$0.33	$0.37
Adjustment to royalty rate	—	(0.15)
Tax effects of adjustment	—	0.06

GAAP earnings per share — diluted	$0.33	$0.28

The three months ended March 31, 2009 operating profit includes a $4.0 million litigation charge and $1.1 million of brand development costs. Net income for the three months ended March 31, 2009 decreased $3.4 million after the tax effect of these two incurred costs. The impact on earnings per share was $0.07.

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

The table below reconciles monthly recurring revenues, a non-GAAP measure, to revenues, its closest GAAP counterpart.

	Three Months Ended March 31,
(In millions)	2009	2008
Monthly recurring revenues (“MRR”)(a)	$41.5	$38.3
Amounts excluded from MRR:
Amortization of deferred revenue	3.2	2.9
Other revenues(b)	1.0	1.6

Revenues on a GAAP basis:
March	45.7	42.8
January — February	90.3	85.0

January — March	$136.0	$127.8

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

The following table reconciles profit from recurring services and investment in new subscribers to operating profit, their closest GAAP counterpart.

	Three Months Ended March 31,		% change
(In millions)	2009	2008	2009
Profit from recurring services(a)	$51.5	46.9	9.8
Investment in new subscribers(b)	(26.4)	(25.7)	(2.7)

Operating profit	$25.1	21.2	18.4

(a)	Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues.
(b)

Primarily marketing and selling expenses, net of the deferral of subscriber acquisition costs (primarily a portion of sales commissions and related costs) incurred in the acquisition of new subscribers. Also includes operating expenses of BHT activities.

Adjusted EBITDA from Recurring Services and Cash Invested in New Subscribers

Adjusted EBITDA from recurring services and cash invested in new subscribers are measures used to monitor our cash flow performance. We believe the presentation of EBITDA from recurring services is useful to investors as it provides a reasonable representation of the Company’s ability to generate cash from our established subscriber base; and cash invested in new subscribers illustrates the cash used to grow the subscriber base. This supplemental non-GAAP information should be reviewed in conjunction with our historical consolidated statements of cash flows.

The table below reconciles adjusted EBITDA from recurring services and cash invested in new subscribers for the three months ended March 31, 2009 and 2008, to operating profit, its closest GAAP counterpart.

	Three Months Ended March 31,
(In millions)	2009	2008
Adjusted EBITDA from recurring services	$78.4	$77.0
Adjustment to royalty rate (a)	—	(6.2)
Depreciation and amortization	(22.2)	(20.6)
Impairment charges from subscriber disconnects	(14.0)	(11.9)
Amortization of deferred revenue	9.3	8.6

Profit from recurring services	51.5	46.9

Cash invested in new subscribers	(63.9)	(63.2)
Deferred revenue from new subscribers (current year receipts)	(10.3)	(12.0)
Deferred subscriber acquisition costs (current year payments)	5.5	6.3
Security system capital expenditures	42.3	43.2

Investment in new subscribers	(26.4)	(25.7)

Operating profit	$25.1	$21.2

(a)

Our results of operations include a royalty expense that was charged to us by our former parent company for use of the Brink’s brand name. The rate utilized for the three months ended March 31, 2008 was approximately 7% of revenues in the United States and 3% of revenues outside of the United States. However, for the three months ended March 31, 2009, the rate used was approximately 1.25% of revenues for both within and outside the United States. For comparison purposes, the current royalty rate of 1.25% was used for the three months ended March 31, 2008. In the first quarter of 2008, a portion of royalty expense was allocated to investment in new subscribers and is therefore excluded from this adjustment.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operations include cash received from monthly recurring revenue and upfront installation fees received from customers, less cash costs to monitor subscribers and certain costs, principally marketing and selling costs, associated with new customer installations. Cash used in investing activities is primarily spent on capital expenditures consisting of equipment, labor and overhead costs incurred to install security systems for new subscribers as well as costs to purchase new sites from dealers. Prior to the Spin-off, cash flows from financing activities were primarily related to distributions from, and contributions to, BCO. See Note 2 – Transactions with Related Parties to the consolidated financial statements for a discussion of our ongoing relationship with BCO after the Spin-off.

Summary Cash Flow Information

The following table shows selected information from our statement of cash flows for the periods presented.

	Three Months Ended March 31,
(In millions)	2009	2008
Cash flows from:
Operating activities	$66.6	$47.2
Investing activities	(47.2)	(45.8)

Cash flows available for financing activities	$19.4	$1.4
Financing activities	$—	$(0.9)

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Cash Flow from Operating Activities

Operating cash flow increased by $19.4 million to $66.6 million in the first quarter of 2009 from $47.2 million in the prior comparable quarter, primarily due to the positive effects of a larger subscriber base, a reduction in the royalty rate, and an increase in deferred income taxes resulting from electing bonus depreciation for federal tax purposes on certain capital assets place in service in the first quarter of 2009. Additionally, in the first quarter of 2008, we paid $8.2 million for current income tax liabilities to BCO.

Cash Flow from Investing Activities

Investing cash outflows increased by $1.4 million to $47.2 million in the first quarter of 2009 from $45.8 million in the comparable prior period. Non-security system capital expenditures increased to $4.9 million in the first quarter of 2009 compared to $2.6 million in the comparable prior period primarily due to the expansion of and improvements to our facilities as well as upgrades in telecommunication and computer equipment. Capital expenditures for security systems decreased by $0.9 million to $42.3 million in the first quarter of 2009 relative to the comparable prior period. The majority of our capital expenditures are for equipment costs, labor and overhead costs incurred to install security systems for new subscribers, and costs to purchase new sites from dealers. The average capital expenditure per new customer site increased by $14 to $983 in the first quarter of 2009 from $969 in the comparable prior period due primarily to an increase in equipment and materials cost in the first quarter of 2009.

Cash Flow from Financing Activities

We engaged in no financing activities during the first quarter of 2009. Cash flows from financing activities in the first quarter of 2008 were primarily contributions to and distributions from BCO resulting from net cash flow from operating and investing activities.

Debt Obligations

In 2008, we entered into a credit agreement that provides for a $75 million unsecured revolving credit facility provided by a bank group led by JPMorgan Chase Bank, N.A (the “Credit Facility”). A portion of the Credit Facility, up to $15 million, may be used to issue letters of credit. Additionally, the Credit Facility has an expansion feature providing an option to increase the commitment by up to $50 million, under certain conditions. We intend to use the proceeds of the Credit Facility, as necessary, to support our working capital needs, the growth of the business, and for other general corporate purposes. For the three months ended March 31, 2009, no borrowings have been made under the Credit Facility, but we have used the Credit Facility to issue letters of credit totaling $2.7 million.

See Note 6 – Credit Agreement to the condensed consolidated financial statements for further information regarding the Credit Facility.

Liquidity

We believe our cash flows from operations will be sufficient to satisfy future working capital, capital expenditures, and financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described elsewhere in this Form 10-Q. If we are unable to generate sufficient cash flows from operations, we may be required to seek other financing alternatives. Based upon our current cash balance, availability under the Credit Facility, and cash inflows from operations, we believe we have sufficient liquidity to execute our plans for subscriber growth and to fund the introduction of our new brand in the third quarter of 2009. Additionally, in February 2009, the U.S. Congress passed and the President signed a stimulus package that contains a provision for bonus depreciation for federal income tax purposes on certain types of capital assets placed in service in 2009. This provision will eliminate our 2009 federal current tax liability, deferring cash payment for those taxes into subsequent years, and thus providing a substantial additional short-term cash flow benefit.

Contractual Obligations and Off-Balance Sheet Arrangements

In connection with the Spin-off, BCO agreed to indemnify us for all liabilities related to BCO’s former coal operations and certain tax liabilities under the Tax Matters Agreement. Refer to Note 9 – Commitments and Contingencies for further information regarding indemnification of BCO’s coal liabilities and Note 4 – Income Taxes in our condensed consolidated financial statements for further information about the Tax Matters Agreement.

Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 31, 2009.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates estimates used, including those related to revenue recognition, security system capitalization, useful lives of security systems, deferred subscriber acquisition costs, impairment of security systems, the allowance for doubtful accounts, and income taxes. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes in our critical accounting policies during the first three months of 2009. For a further discussion of the judgments management makes in applying its accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 31, 2009.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 – Description of Business, The Spin-Off, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no changes in the Company’s quantitative and qualitative market risk during the first three months of 2009. Information about the Company’s market risk was disclosed in the Company’s Form 10-K as filed with the SEC on March 31, 2009.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation, with the participation of the Company’s management, including the oversight of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Before the Spin-off, the Company relied on certain financial information and resources of BCO to manage certain aspects of the Company’s business and report results, including investor relations and corporation communications, accounting, tax, legal, human resources and benefit plan administration and reporting, general management, real estate, treasury, including insurance and risk management, and oversight functions such as Board of Directors and internal audit, including Sarbanes Oxley compliance. In conjunction with the Company’s separation from BCO, the Company has been enhancing its own financial, administrative, and other support systems. The Company has expanded its internal accounting, reporting, legal, and internal auditing departments, as well as reformed its policies and systems, as needed, to meet all regulatory requirements on a stand-alone basis.

Other than those noted above, there were no changes in the Company’s internal control over financial reporting during the Company’s first quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is involved in various lawsuits and claims in the ordinary course of business. The Company has recorded accruals for losses that are considered probable and reasonably estimable associated with these matters. The Company believes that the ultimate disposition of these matters will not have a material adverse effect on its liquidity or financial position; however, losses from these matters or changes in estimates of losses for these matters may result in income or expense in any one accounting period that is material in comparison to the earnings of that period.

In April 2009, a Michigan state circuit court jury rendered a verdict against the Company for $4.2 million pertaining to claims made by a terminated employee of the Company. The Company denied the former employee’s contentions, believes it has meritorious bases for appeal and plans to appeal the decision once judgment is entered by the trial court. The Company recorded a pre-tax expense of $4.0 million in the first quarter of 2009 to account for this matter.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009.

Item 6.	Exhibits.

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

BRINK’S HOME SECURITY HOLDINGS, INC.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert B. Allen

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Stephen C. Yevich

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert B. Allen

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Stephen C. Yevich

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brinks Home Security Holdings, Inc.

By	/s/ Stephen C. Yevich
Stephen C. Yevich
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2009