Form 10-Q
period 2009-06-30
Brink's Home Security Holdings, Inc.
filed 2009-08-05
CIK 1436040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2009
Common Stock, no par value	45,769,171

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2009 (unaudited) and December 31, 2008

($ in millions)

	June 30, 2009	Dec. 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$103.2	$63.6
Accounts receivable (net of allowance of $6.3 and $4.9 as of June 30, 2009 and December 31, 2008, respectively)	35.5	36.3
Prepaid expenses and other	8.9	9.2
Deferred income taxes	27.6	24.8

Total current assets	175.2	133.9
Property and equipment, net	687.7	659.3
Deferred subscriber acquisition costs, net	84.5	83.7

Total Assets	$947.4	$876.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26.4	$20.4
Payroll and other employee liabilities	16.1	15.5
Other accrued liabilities	31.0	19.2
Deferred revenue	45.3	43.2

Total current liabilities	118.8	98.3
Deferred revenue	182.9	181.0
Deferred income taxes	119.4	104.8
Other liabilities	10.0	10.8

Total Liabilities	431.1	394.9

Commitments and contingent liabilities (Note 9)
Shareholders’ Equity:
Preferred stock, $10 par value, 2 million shares authorized, no shares issued	—	—
Common stock, no par value, 170 million shares authorized, 45.8 million shares issued and outstanding for June 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	57.2	54.5
Retained earnings	460.7	428.9
Accumulated other comprehensive loss	(1.6)	(1.4)

Total Shareholders’ Equity	516.3	482.0

Total Liabilities and Shareholders’ Equity	$947.4	$876.9

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

($ in millions, except per share data)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues	$140.0	$133.9	$276.0	$261.7

Expenses:
Cost of revenues	67.9	72.9	133.1	142.8
Selling, general and administrative expenses	45.4	36.1	90.9	72.8

Total expenses	113.3	109.0	224.0	215.6

Other operating income, net	0.8	0.4	0.6	0.4

Operating profit	27.5	25.3	52.6	46.5
Interest expense, net	0.2	0.2	0.1	0.4

Income before income taxes	27.3	25.1	52.5	46.1
Provision for income taxes	10.7	9.6	20.7	17.8

Net income	$16.6	$15.5	$31.8	$28.3

Other Comprehensive Income
Other comprehensive income (loss) – foreign currency translation adjustments arising during the period	(0.1)	(0.1)	(0.1)	0.1

Comprehensive income	$16.5	$15.4	$31.7	$28.4

Earnings per common share (see Note 10 – Earnings per Share )
Basic	$0.36	$0.34	$0.69	$0.62
Diluted	$0.36	$0.34	$0.69	$0.62

Weighted average common shares outstanding (see Note 10 – Earnings per Share )
Basic	45.8	45.8	45.8	45.8
Diluted	46.0	45.9	45.9	45.9

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

(Unaudited)

($ in millions)

	Six months ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$31.8	$28.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.8	42.4
Impairment charges from subscriber disconnects	29.8	24.7
Amortization of deferred revenue	(19.1)	(20.0)
Deferred income taxes	11.9	10.0
Share-based compensation	2.6	—
Provision for uncollectible accounts receivable	6.1	5.3
Other operating, net	(0.6)	0.3
Loss on disposal of assets	0.1	—
Change in operating assets and liabilities:
Accounts receivable	(5.4)	(3.6)
Accounts payable and accrued liabilities	21.3	6.5
Deferral of subscriber acquisition costs	(11.1)	(12.1)
Deferral of revenue from new subscribers	20.6	23.6
Prepaid expenses and other current assets	0.3	0.1
Other, net	(0.6)	(0.1)

Net cash provided by operating activities	$132.5	$105.4

Cash flows from investing activities:
Capital expenditures	(93.1)	(90.1)

Net cash used in investing activities	$(93.1)	$(90.1)

Cash flows from financing activities:
Change in cash overdrafts	—	(1.4)
Net contributions from (distributions to) related parties	—	(12.8)

Net cash used in financing activities	$—	$(14.2)

Effect of exchange rate changes on cash	0.2	—
Cash and cash equivalents:
Net increase	39.6	1.1
Balance at beginning of period	63.6	3.3

Balance at end of period	$103.2	$4.4

Supplemental cash flow information:
Cash paid for:
Interest	$0.2	$0.1
Income taxes, net:
Paid to related parties	—	17.8
Paid to taxing jurisdictions	1.9	1.2

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business, The Spin-Off, Basis of Presentation and Significant Accounting Policies

Description of Business

Broadview Security, Inc. (“Broadview Security”) changed its name from Brink’s Home Security, Inc. on July 1, 2009. Broadview Security was incorporated in Delaware in 1983, and became a wholly-owned subsidiary of Brink’s Home Security Holdings, Inc. (“Holdings”), a Virginia corporation, on October 31, 2008, upon completion of the spin-off transaction described below. Holdings and its consolidated subsidiaries, including Broadview Security, are collectively referred to in this report as the “Company” or “Holdings,” unless otherwise indicated. Historically, the “Company” also refers to Broadview Security prior to the Spin-off transaction.

The Company conducts business in one segment. Management evaluates performance and allocates resources based on cash flows and operating profit or loss of the Company as a whole. The Company markets, installs, services, and monitors security alarm systems for over 1.3 million customers in all 50 states and two Canadian provinces. Based on revenues, the Company believes it is the second largest provider of security alarm monitoring services for residential and commercial properties in North America. The Company’s primary customers are residents of single-family homes, which comprise approximately 93% of the Company’s subscriber base.

The Spin-Off

On September 12, 2008, the Board of Directors of The Brink’s Company (“BCO”) approved the separation of BCO into two independent, publicly traded companies through the spin-off of the Company to shareholders of BCO. To effect the separation, BCO transferred all outstanding shares of Brink’s Home Security, Inc. through a series of transactions to Holdings, another wholly-owned subsidiary of BCO, which prior to these transactions had no independent assets or operations, and distributed the shares of Holdings to BCO’s shareholders.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. All intercompany balances and transactions have been eliminated in consolidation.

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

The condensed consolidated financial statements for the three and six months ended June 30, 2008, prior to the Spin-off, have been prepared using the Company’s historical results of operations and historical basis in the assets and liabilities. Prior to the Spin-off, the historical financial statements included allocations of certain BCO corporate expenses. Those expenses were allocated to the Company based on the most relevant allocation method for the service provided. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for the periods prior to the Spin-off. The charges for these functions are included in selling, general, and administrative expenses in the condensed consolidated statements of income. Refer to Note 2 – Transactions with Related Parties for further information regarding allocated expenses.

The condensed consolidated financial statements for the three and six months ended June 30, 2008, prior to the Spin-off, may not be indicative of the Company’s future performance and may not reflect what its consolidated results of operations, financial position, and cash flows would have been had the Company operated as an independent company during the periods presented. To the extent that an asset, liability, revenue, or expense is directly associated with the Company, it is reflected in the accompanying consolidated financial statements.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2008 annual report (Form 10-K), filed with the SEC on March 31, 2009.

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

Accounting Correction

In the three months ended June 30, 2008, an adjustment was made to correct amounts previously reported for prior annual periods for the write-off of deferred subscriber acquisition costs and deferred revenue associated with the termination of customer relationships. This adjustment resulted in an increase to revenues by $1.8 million, operating profit by $2.4 million, and net income by $1.5 million for the three and six months ended June 30, 2008. These items were not material to the Company’s financial position or results of operations, and had no impact on cash flow.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), effective for financial periods ending after September 15, 2009. SFAS 168 states that the FASB Accounting Standards Codification will become the authoritative source of U. S. generally accepted accounting principles (“U.S. GAAP”) and will supersede all then existing non-SEC accounting and reporting standards. The Company plans to adopt SFAS 168 in the third quarter of 2009 and does not expect adoption to have a material effect on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), effective for financial periods ending after June 15, 2009. SFAS 165 established principles and requirements for subsequent events, including the period after the balance sheet date during which management of a reporting entity shall evaluate events for potential disclosure in the financial statements, the circumstances that warrant disclosure, and the specific disclosure requirements for transactions that occur after the balance sheet date. The Company has adopted SFAS 165 in the second quarter of 2009. The implementation of SFAS 165 did not have a material effect on the Company’s results of operations and financial position. We evaluated all events or transactions that occurred after June 30, 2009 up through August 5, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share under the two-class method. The Company has adopted FSP EITF 03-6-1 in the first quarter of 2009. The implementation of FSP EITF 03-6-1 does not have a material impact on the calculation or reporting of the Company’s earnings per share.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) established requirements for an acquirer to record assets acquired, liabilities assumed, and any related noncontrolling interest related to the acquisition of a controlled subsidiary, measured at fair value as of the acquisition date. The Company has adopted SFAS 141(R) in the first quarter of 2009. The implementation of SFAS 141(R) did not have a material effect on the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, and for the deconsolidation of a subsidiary. Specifically, SFAS 160 clarifies that noncontrolling interests in a subsidiary should be reported as equity in the consolidated financial statements. The Company has adopted SFAS 160 in the first quarter of 2009. Implementation of SFAS 160 did not have a material effect on the Company’s results of operations and financial position.

Note 2 – Transactions with Related Parties

Allocation of BCO’s General and Administrative Corporate Expenses

For the three and six months ended June 30, 2008, prior to the Spin-off, the accompanying consolidated financial statements include allocations of certain BCO corporate expenses for services provided to the Company including certain treasury, accounting, tax, legal, internal audit, human resources, investor relations, general management, real estate, insurance, risk management, and other functions, such as board of directors and other centrally managed employee benefit arrangements. The allocation of costs was estimated based on BCO’s employees’ percentage of time spent on Company matters. Costs allocated by BCO included overhead and other indirect costs. The Company recorded allocated costs of $1.3 million for the three months ended June 30, 2008 and $3.3 million for the six months ended June 30, 2008 within selling, general, and administrative expenses. The Company believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses from BCO were reasonable. See Note 1 for further discussion.

Receivable from and Payable to Related Parties

Prior to the Spin-off, BCO provided the Company with funds for its operating cash when needed. Any excess funds were advanced to BCO. Intercompany accounts were maintained for such borrowings that occurred between the Company and its parent. For purposes of the statements of cash flows, the Company reflected intercompany activity as a financing activity. Interest expense under this arrangement was $0.1 million for the three months ended June 30, 2008 and $0.2 million for the six months ended June 30, 2008. Interest expense incurred by the Company associated with its payable to related parties other than BCO was $0.1 million for the three months ended June 30, 2008 and $0.1 million for the six months ended June 30, 2008. There was no interest expense of this nature recorded for the three or six months ended June 30, 2009.

Brand License Agreement

Historically, the Company had a brand license agreement with a subsidiary of BCO that allowed the Company to use BCO’s trademarks for certain products and services for a royalty fee based on approximately 7.0% of revenues. Since the Spin-off, the royalty rate the Company paid to BCO for the use of the Brink’s brand has decreased to approximately 1.25% of revenues pursuant to the Brand Licensing Agreement between BCO and the Company. The royalty rate will continue to be approximately 1.25% of revenues until the earlier of October 31, 2011, or when the Company ceases the active use of the Brink’s brand name. The Company announced its new brand name, Broadview Security, on June 30, 2009 and has begun the process to transition away from the Brink’s brand name; however, the Company currently expects that it will continue to actively use the Brink’s brand name for a significant portion, if not all, of the available time remaining on the Brand Licensing Agreement. Royalty expense was $1.7 million and $9.0 million for the three months ended June 30, 2009 and 2008, respectively, and $3.3 million and $17.8 million for the six months ended June 30, 2009 and 2008, respectively, and is included in cost of revenues.

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

For the periods prior to the Spin-off, the Company and its U.S. subsidiaries were included in the consolidated U.S. Federal income tax return filed by BCO. BCO’s consolidated tax provision and actual cash payments for U.S. federal and state income taxes were allocated to the Company in accordance with BCO’s tax allocation policy. In general, BCO’s consolidated U.S. tax provision and related tax payments or refunds were allocated to the Company based principally upon the financial income, taxable income, credits, and other amounts directly related to the Company, as if the Company filed its own tax returns.

Transition Services and Other Agreements Related to the Spin-off from BCO

Following the Spin-off, the Company and BCO have operated independently, and neither has any ownership interest in the other. As a part of the Spin-off, the Company entered into certain agreements, including the Separation and Distribution Agreement, the TMA, the Employee Matters Agreement, the Brand Licensing Agreement, and the Transition Services Agreement (the “TSA”). In order to govern the ongoing relationships between the Company and BCO after the Spin-off and to provide mechanisms for an orderly transition, the Company and BCO agreed to certain non-compete and non-solicitation arrangements. Also, the Company and BCO agreed to indemnify each other against certain liabilities arising from their respective businesses. The specified services that the Company can receive, as requested from BCO, include tax, legal, accounting, treasury, investor relations, insurance and risk management, and human resources. The services are paid for by the Company, as set forth in the TSA. The TSA provides for terms ranging from 6 to 18 months for such services. The Company incurred less than $0.1 million in expense for services provided by BCO pursuant to the TSA for each of the three and six months ended June 30, 2009.

Note 3 – Property and Equipment, net

The following table presents the Company’s property and equipment, net:

(In millions)	June 30, 2009	Dec. 31, 2008
Land	$2.5	$2.5
Buildings	15.5	15.5
Leasehold improvements	4.3	3.4
Security systems	971.8	925.6
Capitalized software	25.5	24.2
Computers and office equipment	48.5	43.9

	1,068.1	1,015.1
Accumulated depreciation and amortization	(380.4)	(355.8)

Property and equipment, net	$687.7	$659.3

The following table presents depreciation and amortization expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Property and equipment	$19.6	$18.0	$38.8	$35.5
Deferred subscriber acquisition costs	3.0	3.8	6.0	6.9

Total Depreciation and Amortization	$22.6	$21.8	$44.8	$42.4

Note 4 – Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant, infrequent, or unusual items. The Company’s effective income tax rate for the three months ended June 30, 2009 was 39.2%, compared with 38.2% in the same period last year. The Company’s effective income tax rate for the six months ended June 30, 2009 was 39.4%, compared with 38.6% in the same period last year. The higher 2009 tax rate primarily reflects an increase in unfavorable permanent tax adjustments related to brand development costs.

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

Note 5 – Share-Based Compensation Plans

For the three and six months ended June 30, 2009 and 2008, share-based compensation represents the costs related to share-based awards recognized under the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Plans sponsored by BCO	$—	$0.5	$—	$0.9
Deferred compensation plan sponsored by BCO	—	—	—	0.1
Holdings stock options, restricted and deferred stock units	1.1	—	1.9	—
Holdings deferred compensation	0.2	—	0.7	—

Total share-based compensation	$1.3	$0.5	$2.6	$1.0

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

In connection with the Spin-off, BCO’s share-based awards held by Company employees and newly appointed non-employee directors were converted to and replaced with, respectively, equivalent share-based awards of Holdings based on the ratio of the Company’s fair market value of stock when issued to the fair market value of BCO stock. The number of shares and, for options, the ratio of the exercise price to market price were equitably adjusted to preserve the intrinsic value of the award as of immediately prior to the Spin-off. The conversion was accounted for as a modification under the provisions of SFAS 123R and resulted in a $0.6 million aggregate increase in the fair value of option awards. Of the total amount, the Company recorded non-cash compensation expense of $0.1 million in selling and general and administrative expenses in the condensed consolidated statements of income for each of the three and six months ended June 30, 2009. The remaining modification expense of $0.1 million will be recorded through 2011.

On February 20, 2009, the Company granted stock options for certain employees to purchase 325,000 shares of the Company’s common stock pursuant to the Company’s 2008 Equity Incentive Plan. The exercise price for the stock option grant is $21.19, which is equal to the average high and low of the Company’s common stock on the New York Stock Exchange on the grant date. The stock options granted generally vest on a three year cliff vesting schedule. The grant date fair value of these stock options approximated $2.2 million.

On May 18, 2009, non-management members of the Company’s Board of Directors were awarded approximately 16,000 restricted stock units in the aggregate under the Non-Employee Directors’ Equity Plan. The units granted vest in one year. The grant date fair value of these restricted stock units was approximately $0.5 million.

Note 6 – Credit Agreement

On October 21, 2008, the Company entered into a four-year unsecured $75 million revolving credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. as the administrative agent (“Credit Facility”). The Company has the option, under certain conditions, to increase the commitment by up to $50 million, not to exceed $125 million in the aggregate. The Credit Facility is available for general corporate purposes, including the issuance of letters of credit of up to $15 million.

The Credit Facility agreement includes a requirement that the Company maintain: (i) a Leverage Ratio (as defined in the Credit Facility agreement) of no more than 2.5 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Facility agreement) of at least 2.0 to 1.0 for the same trailing four quarter period. At June 30, 2009, the Company is in compliance with the requirements of the Credit Facility agreement.

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

As of June 30, 2009, no funds have been drawn under the Credit Facility, but the Company has used the Credit Facility to issue letters of credit totaling $2.7 million.

Note 7 – Other Operating Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Royalty income from a third party	$—	$0.3	$—	$0.6
Foreign currency transaction gains (losses), net	0.8	0.1	0.6	(0.2)
Other	—	—	—	—

Total	$0.8	$0.4	$0.6	$0.4

Note 8 – Geographic Information

Revenues by country for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
United States	$138.1	$131.8	$272.4	$257.6
Canada	1.9	2.1	3.6	4.1

Total	$140.0	$133.9	$276.0	$261.7

No single customer represents more than 10% of total revenue.

As of June 30, 2009 and December 31, 2008, long-lived assets, consisting of property and equipment, net, and deferred charges by country were as follows:

(In millions)	June 30, 2009	Dec. 31, 2008
United States	$759.6	$730.9
Canada	12.6	12.1

Total	$772.2	$743.0

Net liabilities related to the Canadian operations totaled $1.6 million as of June 30, 2009 and $2.2 million at December 31, 2008.

Note 9 – Commitments and Contingent Liabilities

Insurance

The Company expects to file insurance claims related to property damage and business interruption insurance coverage for losses sustained from Hurricane Ike which occurred in mid-September 2008. As of June 30, 2009, the Company recorded $0.9 million for estimated losses incurred. The total range of loss, including future lost contractual revenues and excluding any potential insurance recovery, is estimated to be between $0.9 and $1.1 million. Any paid claim will be recognized as other operating income when the claims are settled.

Joint and Several Liability with The Brink’s Company

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

In April 2009, a Michigan state circuit court jury rendered a verdict against the Company for $4.2 million pertaining to claims made by a terminated employee of the Company. On July 7, 2009, the trial court rendered a judgment in favor of the plaintiff for $4.2 million pursuant to the jury verdict, plus approximately $0.5 million in pre-judgment interest and attorney fees. Approximately $4.7 million was included in other accrued liabilities as of June 30, 2009 and $4.5 million was recorded in selling, general and administrative expense for the six month period then ended. The Company recently filed post-judgment motions in the trial court to set aside or reduce the verdict, or alternatively for a new trial, and a hearing has been set for such motions. If the results of such motions are deemed unsatisfactory, the Company intends to file an appeal.

Note 10 – Earnings per Share

For the three and six months ended June 30, 2009, basic earnings per share (“EPS”) was computed by dividing net income by the weighted average number of common shares outstanding for the three and six months ended June 30, 2009. Diluted EPS was calculated in a similar manner, but included the dilutive effect of stock options and restricted stock units outstanding for the three and six months ended June 30, 2009. To the extent these securities were anti-dilutive, they were excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2009, 0.5 million and 0.7 million shares were anti-dilutive, respectively.

Prior to the Spin-off, no common stock of Holdings and none of Holdings’ equity awards were outstanding for these periods. Basic and diluted earnings per share for the three and six months ended June 30, 2008 were computed on a pro forma basis using the average number of shares of the Company’s common stock outstanding from October 31, 2008 to December 31, 2008. The number of diluted shares used in the calculation was based on the number of shares of the Company’s common stock outstanding plus the estimated potential dilution that could have occurred if options and restricted stock units granted under the Company’s equity-based compensation arrangements were exercised or converted into the Company’s common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except EPS)	2009	2008	2009	2008
Earnings:
Net income	$16.6	$15.5	$31.8	$28.3

Shares:
Weighted average common shares outstanding	45.8	45.8	45.8	45.8
Adjustment for assumed dilution — Stock options and restricted stock awards	0.2	0.1	0.1	0.1

Weighted average common shares outstanding and common stock equivalents	46.0	45.9	45.9	45.9

Earnings per share:
Basic	$0.36	$0.34	$0.69	$0.62
Diluted	0.36	0.34	0.69	0.62

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by or that otherwise include the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “prospects,” “outlook,” and similar words or expressions, or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements. We disclaim any intention to, and undertake no obligation to, revise any forward-looking statements, whether as a result of new information, a future event, or otherwise. These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to risks inherent in our Spin-off from our former parent corporation, including increased costs and reduced profitability associated with operating as an independent company, the demand for our products and services, the ability to identify and execute further cost and operational improvements and efficiencies in our core business, the actions of competitors, our ability to successfully build and market a new brand, our ability to identify strategic opportunities and integrate them successfully, our ability to maintain subscriber growth, the number of household moves, the level of home sales or new home construction, potential instability in housing credit markets, our estimated reconnection experience, our ability to cost-effectively develop or incorporate new systems or technology in a timely manner, our ability to balance the cost of acquiring customers with the profit from serving existing customers, our ability to keep disconnect rates relatively low, the availability and cost of capital, and general business conditions. For additional risks and uncertainties that could impact our forward-looking statements, please see Part II Item 1A, “Risk Factors” herein, and also the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which includes but is not limited to the discussion under “Risk Factors” therein, filed with the SEC, which you may view at www.sec.gov.

General

The following discussion, which presents the results of Brink’s Home Security Holdings, Inc. and its consolidated subsidiaries, should be read in conjunction with the accompanying unaudited condensed consolidated interim financial statements and notes thereto at June 30, 2009 and December 31, 2008 and the three and six months ended June 30, 2009 and 2008.

As used in this Report, (a) references to “Holdings,” “Company,” “we,” “us,” and “our” refer to Brink’s Home Security Holdings, Inc. and its consolidated subsidiaries, including Broadview Security, Inc. (“Broadview Security”) (formerly named Brink’s Home Security, Inc.), after the Spin-off, and (b) references to the “Company” on a historical basis, prior to the Spin-off, refer to Broadview Security and its consolidated subsidiaries, in each case unless the context requires otherwise.

This discussion is intended to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect our financial condition and results of our operations of the Company as a whole, and how certain accounting principles and estimates affect our financial statements. Unless otherwise indicated, all references to earnings per share (“EPS”) are on a diluted basis.

The Spin-off

On September 12, 2008, the Board of Directors of The Brink’s Company (“BCO”) approved the separation of BCO into two independent, publicly traded companies through the spin-off of the Company to shareholders of BCO (the “Spin-off”). To effect the Spin-off, BCO transferred all outstanding shares of Brink’s Home Security, Inc. to Holdings, another wholly-owned subsidiary of BCO, through a series of transactions pursuant to a Separation and Distribution Agreement between BCO and Holdings. On October 31, 2008, BCO distributed all of the shares of Holdings to the stockholders of BCO at a ratio of one share of Holdings common stock for each share of BCO common stock held by each such holder as of the record date of October 21, 2008.

On November 3, 2008, after completion of the Spin-off, our stock began trading “regular way” as an independent public company on the New York Stock Exchange under the symbol “CFL”, reflecting our corporate mission of creating “Customers For Life.”

As a condition of the Spin-off, we were required to change the name of the Company prior to October 31, 2011. We announced Broadview Security as our new brand name on June 30, 2009 and have begun the process to transition away from the Brink’s brand name. The change was a name change only. The corporate structure and management of the Company remain the same. We began a marketing campaign in July 2009 to promote brand awareness through advertisements via television media, internet activities, direct mail campaigns, and messaging to our existing subscriber base. We will monitor the awareness, perception, and acceptance of the Broadview Security brand name periodically to guide us on the method, extent, and duration of the marketing campaign and assist with the decision on when to cease utilizing the Brink’s name.

Overview

We provide monitored security alarm services in North America for owner-occupied, single-family residences, and commercial properties. We typically install and own the on-site security alarm systems and charge fees to monitor and service the systems. We attribute our success to our focus on quality service, customer retention, and a disciplined approach to growth. We believe our business is a premium provider of services in the markets that we serve.

We have consistently grown over the past several years due to our ability to attract and retain customers by providing quality services while operating as efficiently as possible. Revenues are fairly predictable as most monitoring service revenues are governed by initial three-year monitoring contracts that generally include recurring one-year renewal clauses. Over the past three years, recurring revenues have been approximately 90% of total revenues. Our primary customers are residents of single-family homes which comprise approximately 93% of our subscriber base.

For further information regarding our business, industry trends, and risks and uncertainties, refer to Form 10-K, as filed with the U.S. Securities Exchange Commission on March 31, 2009.

Key Performance Indicators and Cash Flow Measures

Key to our success is consistent subscriber growth coupled with a continuous focus on customer retention. It is important to minimize subscriber cancellations as the majority of costs are incurred at installation, and it currently takes approximately four years to recover our initial cash investment in a new installation. In addition to recurring revenues, our business model also has substantial recurring net operating cash flow generated from our ongoing customer base. These elements help buffer the impact of negative trends in the general economy, although they do not eliminate overall economic risks. In evaluating our results, we review the following key performance indicators:

Key Performance Indicators

Monthly Recurring Revenue (“MRR”) is a non-GAAP measure that is used to evaluate performance. MRR measures the amount of recurring revenues from subscriber fees and is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services. On page 22, MRR is described in greater detail and is accompanied by a reconciliation of MRR to revenue, its closest GAAP counterpart.

Subscriber Growth — The growth of our subscriber base is crucial to drive MRR expansion and to leverage our costs of operations. Despite a challenging housing market and generally weak economic conditions, our ending subscriber base has continued to grow as presented in the table on page 20.

Customer Retention — The strength of our economic model is highly dependent on customer retention. We believe our disconnect rate is the lowest among the major monitored security service companies. Success in retaining customers is driven in part by our discipline in accepting new customers with generally stronger credit backgrounds and by providing high quality equipment, installation, monitoring, and customer service. We are, however, affected by the economic slowdown and expect our disconnect rate in the near term to continue at an elevated rate relative to our historical disconnect experience.

Subscriber disconnects stem from three primary sources including account write-offs, household and business moves, and disconnects due to customer initiated cancellations for reasons other than moves. Another factor that can from time to time increase the disconnect rate is cancellation of multi-family contracts, as they can contain numerous individual monitored and/or revenue-producing sites.

Profit from Recurring Services — Profit from recurring services reflects the monthly monitoring and service fees generated from the existing subscriber base, including the amortization of deferred revenues, net of general and administrative expenses, including royalty expense. Non-cash impairment charges resulting from subscriber contract cancellations and depreciation and amortization expenses, including the amortization of deferred subscriber acquisition costs, are also charged to recurring services. Operating profits from recurring services are affected by the size of the subscriber base, the amount of operational costs, depreciation, the level of subscriber cancellations, and changes in the average monthly monitoring fee per subscriber. Profit from recurring services is considered to be an important non-GAAP component of our operating profit. This component of operating profit allows investors and others to understand the amount of operating income generated from active security systems. See the “Reconciliation of Non-GAAP Measures” section for the reconciliation of profit from recurring services to its closest GAAP counterpart, operating profit.

Investment in New Subscribers — Investment in new subscribers is the net expense incurred to add to the subscriber base every year, which is primarily marketing and selling expenses, after capitalization of the security system assets and after deferral of subscriber installation fees and subscriber acquisition costs. The amount of the investment in new subscribers charged to income may be influenced by several factors, including the growth rate of new subscriber installations and the level of costs incurred to attract new subscribers, which can vary by customer acquisition channel. As a result, increases in the rate of investment (the addition of new subscribers) may have a negative effect on current operating profit but a positive impact on long-term operating profit, cash flow, and economic value. Investment in new subscribers is considered to be an important non-GAAP component of our operating profit. This component of operating profit allows investors and others to understand the amount of net expenses associated with the installation of new subscribers. See the “Reconciliation of Non-GAAP Measures” section for the reconciliation of investment in new subscribers to its closest GAAP counterpart, operating profit.

Key Cash Flow Measures

Adjusted EBITDA from Recurring Services — Adjusted EBITDA from recurring services is a non-GAAP measure that we use to convey profits generated from the subscriber base adjusted for certain non-cash items including asset impairment charges, depreciation of fixed assets and amortization of deferred charges, and amortization of deferred revenue. We believe adjusted EBITDA from recurring services is useful to provide investors information about adjusted profits and cash flows generated from the existing customer base that are available to reinvest in the business or distribute to shareholders. In deriving this non-GAAP measure, we reflected the go-forward 1.25% royalty rate in adjusted EBITDA from recurring services for all periods presented. Historically, we paid our former parent company a royalty of 7% on revenues in the United States and 3% on revenues in Canada. On November 1, 2008, the royalty rate changed to approximately 1.25% of revenues and will continue to be calculated on that basis until the earlier of when we cease to use the Brink’s name or the expiration of the license agreement on October 31, 2011. See the “Reconciliation of Non-GAAP Measures” section for the reconciliation of adjusted EBITDA from recurring services to its closest GAAP counterpart, operating profit.

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

Summary of Operating Results and Key Performance Indicators and Cash Flow Measures

($ in millions, except EPS, disconnect rate, and subscriber growth rate)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$140.0	$133.9	$276.0	$261.7

Cost of revenues	67.9	72.9	133.1	142.8
Selling, general and administrative expenses	45.4	36.1	90.9	72.8

Total costs and expenses	113.3	109.0	224.0	215.6
Other operating income, net	0.8	0.4	0.6	0.4

Operating profit	27.5	25.3	52.6	46.5
Interest expense, net	0.2	0.2	0.1	0.4

Income before income taxes	27.3	25.1	52.5	46.1
Income tax expense	10.7	9.6	20.7	17.8

Net income	$16.6	$15.5	$31.8	$28.3

Diluted EPS	$0.36	$0.34	$0.69	$0.62

Weighted average shares assuming dilution(1)	46.0	45.9	45.9	45.9

Key Performance Indicators
Monthly recurring revenue(2)			$42.6	$39.3

Subscriber growth
Ending number of subscribers (in thousands)			1,338.0	1,271.5
Ending subscriber base growth (percentage) (3)			5.2	8.2
Average number of subscribers (in thousands)	1330.9	1,261.4	1,320.9	1,248.9
Average subscriber growth rate (percentage)	5.5	8.2	5.8	8.4
Customer retention
Disconnect rate (percentage) (4)	7.8	7.1	7.5	6.6
Profit from recurring services(5)	$55.4	$51.0	$106.9	$97.9
Investment in new subscribers (6)	$(27.9)	$(25.7)	$(54.3)	$(51.4)

Key Cash Flow Measures
Adjusted EBITDA from recurring services (using 1.25% royalty rate)(7)	$84.0	$80.7	$162.4	$157.7
Cash invested in new subscribers(8)	$(67.1)	$(62.3)	$(131.0)	$(125.5)

(1)	See Note 10 – Earnings per Share for explanation of the calculation of diluted earnings per share.
(2)	Monthly recurring revenue (“MRR”), a non-GAAP measure, is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber earned in the last month of the period for contractual monitoring and maintenance services. This measure is reconciled below under the caption “Reconciliation of Non-GAAP Measures.”
(3)	Calculated based on period ending subscribers.
(4)	Calculated as a ratio, the numerator of which is customer cancellations, on an annualized basis, and the denominator of which is the average number of customers during the period. Customer relocations, reactivations, and dealer charge backs of contract cancellations are excluded from the calculation.
(5)	Profit from recurring services, a non-GAAP measure, reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues, as discussed under the caption “Key Performance Measures — Profit from Recurring Services.” This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.
(6)	Investment in new subscribers, a non-GAAP measure, is net expense (primarily marketing and selling expenses) incurred to add new subscribers to the subscriber base as discussed under the caption “Key Performance Measures — Investment in New Subscribers.” This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.
(7)	Adjusted EBITDA from recurring services, a non-GAAP measure, is calculated as if the royalty rate had been approximately 1.25% of revenues for all periods presented. The royalty rate will remain at approximately 1.25% of revenues until the earlier of when we cease to use the Brink’s name or the expiration of the license agreement on October 31, 2011. This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.

(8)	Cash invested in new subscribers, a non-GAAP measure, represents cash used to acquire new subscribers during the period. This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.

Three and Six Months Ended June 30, 2009 compared to the Three and Six Months Ended June 30, 2008

Revenues

Revenues increased $6.1 million or 4.6% to $140.0 million in the three months ended June 30, 2009 from $133.9 million in comparable prior period. Revenues increased $14.3 million or 5.5% to $276.0 million in the six months ended June 30, 2009 from $261.7 million in the comparable prior period. The increase was primarily due to 5.5% and 5.8% growth in the average subscriber base for the three and six month periods, respectively, and a 3.0% increase in MRR per ending subscriber. These increases were partially offset by a $1.6 million and $3.1 million decline in the three and six month periods, respectively, in pre-wire and trim-out revenues from our new housing construction customer acquisition channel (“Builder”) (formerly referred to as Brink’s Home Technologies). Additionally, in the second quarter of 2008, revenues benefitted from a $1.8 million accounting correction related to deferred revenue recognition.

Cost of Revenues

Cost of revenues decreased $5.0 million or 6.9% to $67.9 million in the three months ended June 30, 2009 from $72.9 million in the comparable prior period. The decrease was due primarily to the decline in the royalty rate from approximately 7% of revenues in 2008 to approximately 1.25% of revenues in the same period of 2009, resulting in a reduction of royalty expense of $7.5 million for the three months ended 2009. Additionally, cost of revenues declined approximately $2.0 million due to lower expenses stemming from lower sales volumes in the Builder channel. This was partially offset by a $3.0 million increase in impairment charges related to subscriber disconnects (prior year impairment expense included a $0.6 million credit due to an accounting correction) and an increase in costs to support the larger subscriber base. Cost of revenues was 48.5% of revenues in the three months ended June 30, 2009 and 54.4% in the comparable prior period. Had the royalty rate been approximately 1.25% of revenues in the comparable prior period in 2008, cost of revenues would have been $65.4 million or 48.8% of revenues.

Cost of revenues decreased $9.7 million or 6.8% to 133.1 million in the six months ended June 30, 2009 from $142.8 million in the comparable prior period. The decrease was due primarily to the decline in the royalty rate from approximately 7% of revenues in 2008 to approximately 1.25% of revenues in the same period of 2009, resulting in a reduction of royalty expense of $14.6 million for the six months ended 2009. Additionally, cost of revenues declined approximately $4.0 million due to lower expenses stemming from lower sales volumes in the Builder channel. This was partially offset in the period by a $5.1 million increase in impairment charges related to subscriber disconnects (prior year impairment expense includes a $0.6 million credit due to an accounting correction) and an increase in costs to support the larger subscriber base. Cost of revenues was 48.2% of revenues in the six months ended June 30, 2009 and 54.6% in the comparable prior period. Had the royalty rate been approximately 1.25% of revenues in the comparable prior period in 2008, cost of revenues would have been $128.2 million or 49.0% of revenues.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses increased by $9.3 million or 25.8% to $45.4 million in the three months ended June 30, 2009 from $36.1 million in the comparable prior period. The increase was primarily due to incremental costs to support the larger subscriber base, $2.2 million of brand development costs and higher expenses related to marketing, bad debt and stock based compensation. Selling, general, and administrative expenses were 32.4% of revenues in the second quarter of 2009 and 27.0% in the prior comparable period.

Selling, general, and administrative expenses increased by $18.1 million or 24.9% to $90.9 million in the six months ended June 30, 2009 from $72.8 million in the comparable prior period. The increase was primarily due to incremental costs to support the larger subscriber base, $4.6 million incremental legal expense, $3.3 million expense related to brand development costs, and higher expenses related to marketing, bad debt and stock based compensation. Selling, general and administrative expenses were 32.9% of revenues in the first six months of 2009 and 27.8% in the prior comparable period.

Other Operating Income, Net

Other operating income, net, in the three months ended June 30, 2009 consisted of a $0.8 million foreign currency gain resulting from our operations in Canada. The comparable prior period consisted of third party royalty income of $0.3 million and a foreign currency gain of $0.1 million.

Other operating income, net, in the six months ended June 30, 2009 consisted of a $0.6 million foreign currency gain resulting from our operations in Canada. The comparable prior period consisted of third party royalty income of $0.6 million partially offset by a $0.2 million foreign currency loss.

Operating Profit

Operating profit increased $2.2 million or 8.7% to $27.5 million in the three months ended June 30, 2009 from $25.3 million in the prior comparable period, driven primarily by higher profits from recurring services on our larger subscriber base and the decrease in the royalty rate. These improvements were partially offset by incremental brand development costs, increased marketing spending, increased impairment charges related to customer disconnects, increased bad debt expense, and an increase in stock based compensation expense. Operating margin was 19.6% in the three months ended June 30, 2009 compared to 18.9% in the three months ended June 30, 2008. Had the royalty rate been approximately 1.25% of revenues in 2008, operating profit in the second quarter of 2008 would have been $32.8 million, or a 24.5% operating margin. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of the change in royalty rate on operating profit.

Operating profit increased $6.1 million or 13.1% to $52.6 million in the six months ended June 30, 2009 from $46.5 million in the prior comparable period, driven primarily by higher profits from recurring services on our larger subscriber base and the decrease in the royalty rate. These improvements were partially offset by higher litigation expense, incremental brand development costs, increased impairment charges related to customer disconnects, increased marketing spend, and increased bad debt expense. Operating margin was 19.1% in the six months ended June 30, 2009 compared to 17.8% in the six months ended June 30, 2008. Had the royalty rate been approximately 1.25% of revenues in 2008, operating profit in the six months ended June 30, 2008 would have been $61.1 million, a 23.3% operating margin. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of the change in royalty rate on operating profit.

Provision for Income Taxes

Provision for income taxes increased by $1.1 million to $10.7 million and by $2.9 million to $20.7 million in the three and six months ended June 30, 2009, respectively, from $9.6 million and $17.8 million in the prior comparable periods. The change is due to growth in income before income taxes and an increase in the effective tax rate to 39.2% from 38.2% in the three month period and 39.4% from 38.6% in the six month period. The increase primarily reflects an increase in unfavorable permanent tax adjustments related to brand development costs.

Net Income and Earnings Per Share

In the three months ended June 30, 2009, we reported net income of $16.6 million, or $0.36 per share, compared to $15.5 million, or $0.34 per pro forma share, for the prior comparable period. As previously discussed, the second quarter 2009 benefited from the decrease in royalty expense and higher net profit from the larger subscriber base which were partially offset by incremental brand development costs, impairment costs related to subscriber disconnects, and increased marketing expense. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of the change in royalty rate on net income.

In the six months ended June 30, 2009, we reported net income of $31.8 million, or $0.69 per share, compared to $28.3 million, or $0.62 per pro forma share, for the prior comparable period. As previously discussed, the six months ended June 30, 2009 benefited from the decrease in the royalty expense, higher net profit from the larger subscriber base, including asset impairment, bad debt, and marketing. This benefit was partially offset by higher legal expense and incremental brand development costs. Net income for the six months ended June 30, 2009 decreased $5.2 million after the tax effect of these two incurred costs. The impact on diluted earnings per share was $0.11. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of the change in royalty rate on net income.

We believe that operating profit in the second half of 2009 will be impacted by higher costs, primarily marketing in nature, incurred in the new branding effort. Total incremental brand development, brand marketing, and other conversion costs during 2009 are expected to be approximately $25 million, of which $3.3 million was incurred in the first half of 2009. We currently estimate that total incremental costs of the branding effort across a 24-month to 36-month period could range from $70 million to $120 million on a pre-tax basis. The actual level of spending could increase or decrease depending on the level of success of the brand introduction and its recognition and acceptance. We also note that the increased marketing effort will likely increase our installation activity. Notwithstanding the additional $25 million of anticipated expense, we expect that operating profit for 2009 will increase from the $94.0 million in operating profit we generated in 2008. We expect that the incremental branding costs will be funded from existing cash balances and future cash flows from operations. See the “Liquidity and Capital Resources” section for further discussion.

Monthly Recurring Revenue

MRR increased $3.3 million or 8.4% as of June 30, 2009 from the prior comparable period end primarily as the result of the increase in the size of the subscriber base and an increase in average recurring revenue per subscriber. The increase in MRR per subscriber is due to adding new subscribers at higher monthly monitoring rates, price increases, disconnecting customers having generally lower monthly recurring rates, and growth in additional chargeable services provided to both new and existing subscribers. We currently expect that MRR growth will continue to exceed subscriber base growth for the remainder of 2009.

Subscriber Growth

During the three and six month ended June 30, 2009, the subscriber base grew by 16,700 and 36,400 subscribers, respectively, achieving ending subscriber growth of 5.2% as compared to the prior comparable period. The subscriber base grew across most customer acquisition channels, with the exception of multi-family and Builder, with growth highest in the dealer subscriber acquisition channel. While housing and overall market conditions are expected to remain challenging throughout 2009, various operational initiatives are in place which we believe will continue to build our commercial and residential alarm installation and monitoring business. We believe that installations will continue to exceed disconnects during 2009, leading to sustained subscriber growth in the mid-single digit range.

Disconnect Rate

The annualized disconnect rate for the three months ended June 30, 2009 increased to 7.8%, up from 7.1% in the comparable prior period. The increase was primarily due to an increase in customer requested cancellations, with the most significant increase in customers indicating cancellation for financial reasons. Household moves continue to be a major driver of disconnects but contributed 20 fewer basis points to the three month disconnect rate than in the prior comparable period. Customer disconnects resulting from account write-offs during the three month period increased 20 basis points during 2009 relative to the prior comparable period. Multi-family disconnects were not a significant driver of disconnect activity in the current three month period, but contributed 30 basis points to the prior year disconnect rate.

The disconnect rate calculated on a trailing twelve month basis for the twelve months ended June 30, 2009 was 7.9% compared to 6.7% calculated on a comparable basis for the prior year period. We continue to manage the disconnect rate by closely monitoring and adhering to established subscriber selection and retention processes. The disconnect rate may continue to increase in the near future due to factors beyond our control, including ongoing weakness in the economy and housing market. At this time, we estimate that the full year disconnect rate for 2009 could range between 7.8% and 8.3% compared to the 7.5% full year rate for 2008.

Profit from Recurring Services

Profit from recurring services increased 8.6% to $55.4 million from $51.0 million during the three months ended June 30, 2009 from the comparable prior period. The increase is due primarily to the decrease in the royalty rate of $6.5 million, higher net profits from our larger subscriber base, offset by increased impairment costs, bad debt expense, and legal expenses. Additionally, comparability is affected by a $2.4 million accounting correction in the prior comparable period related to errors in the deferred revenue and deferred acquisition costs impairment processes.

Profit from recurring services increased 9.2% to $106.9 million from $97.9 million during the six months ended June 30, 2009 from the comparable prior period. The increase is due primarily to the decrease in the royalty rate of $12.7 million, higher net profits from our larger subscriber base, offset by higher litigation expense in the current period, higher impairment charges related to customer disconnects and bad expense. Additionally, comparability is affected by a $2.4 million accounting correction in the prior year period related to errors in the deferred revenue and deferred acquisition costs impairment processes.

Investment in New Subscribers

Investment in new subscribers increased 8.6% to $27.9 million in the three months ended June 30, 2009 from $25.7 million in the prior year comparable period. The increase was primarily the result of $2.2 million incurred for brand development during the three months ended June 30, 2009 and increased marketing costs which were offset by decreased selling costs due to lower installation volume as compared to the prior year period.

Investment in new subscribers increased 5.6% to $54.3 million in the six months ended June 30, 2009 from $51.4 million in the prior year comparable period. The increase was primarily the result of $3.3 million incurred for brand development during the six months ended June 30, 2009, and increased marketing costs, partially offset by decreased selling costs due to lower installation volume as compared to the prior year period.

Adjusted EBITDA from Recurring Services

Adjusted EBITDA from recurring services increased 4.1% to $84.0 million in the three months ended June 30, 2009 from $80.7 million in the prior year comparable period. The increase is primarily the result of subscriber base growth.

Adjusted EBITDA from recurring services increased 3.0% to $162.4 million in the six months ended June 30, 2009 from $157.7 million in the prior year comparable period. The increase is primarily the result of subscriber base growth partially offset by $4.6 million increase in legal expense.

Cash Invested in New Subscribers

Cash invested in new subscribers increased 7.7% to $67.1 million in the three months ended June 30, 2009 from $62.3 million in the prior year comparable period. The increase was primarily the result of $2.2 million of consulting fees incurred for brand development during the second quarter 2009, partially offset by a decrease in installation volume as compared to the prior year period. The average cash investment per new subscriber was $1,573 in the second quarter of 2009 and $1,411 in the prior year comparable period. Excluding the brand development costs, the cash investment per new subscriber in the second quarter of 2009 would have been $1,521. The increase is primarily the result of increased equipment and materials costs, and increased marketing spend per new subscriber.

Cash invested in new subscribers increased 4.4% to $131.0 million in the six months ended June 30, 2009 from $125.5 million in the prior year comparable period. The increase was primarily the result of $3.3 million of brand development costs during the first six months of 2009, partially offset by a decrease in installation volume as compared to the prior year period. The average cash investment per new subscriber was $1,528 in the first half of 2009 and $1,413 in the prior year comparable period. Excluding the brand development costs, the cash investment per new subscriber in the first six months of 2009 would have been $1,490. The increase is primarily the result of increased equipment and materials costs and increased marketing spend per new subscriber.

Subscriber Activity

	Three Months Ended June 30,		% change	Six Months Ended June 30,		% change
(Subscriber data in thousands)	2009	2008		2009	2008
Number of subscribers:
Beginning of period	1,321.3	1,249.6	5.7	1,301.6	1,223.9	6.3
Installations(a)	42.7	44.2	(3.4)	85.7	88.8	(3.5)
Disconnects(a)	(26.0)	(22.3)	16.6	(49.3)	(41.2)	19.7

End of period	1,338.0	1,271.5	5.2	1,338.0	1,271.5	5.2

Average number of subscribers	1,330.9	1,261.4	5.5	1,320.9	1,248.9	5.8
Annualized disconnect rate(b)	7.8	7.1		7.5	6.6
Disconnect rate, excluding multifamily disconnects(c)	7.8	6.8		7.4	6.4
Twelve month trailing disconnect rate (d)				7.9	6.7

(a)	Customers who move from one location and then initiate a new monitoring agreement at a new location, totaled 5,100 and 6,100 for the three months ended June 30, 2009 and 2008, respectively, and 9,600 and 11,500 for the six months ended June 30, 2009 and 2008, respectively, are not included in either installations or disconnects. Dealer accounts cancelled and charged back to the dealer during the specified contract term are also excluded from installations and disconnects. Inactive sites that are returned to service reduce disconnects.
(b)	The annualized disconnect rate is a ratio. The numerator is the number of customer cancellations during the period multiplied by four for the three month period and two for the six month period. The denominator is the average number of customers during the period. The gross number of customer cancellations is reduced for customers who move from one location and then initiate a new monitoring agreement at a new location, disconnected accounts charged back to the dealers because the customers cancelled service during the specified contractual term, and inactive sites that are returned to active service during the period.
(c)	Disconnect rate as defined in Note (b), excluding multifamily account cancellations.
(d)	Twelve month trailing disconnect rate is a ratio. The numerator is the aggregate number of net customer cancellations during the preceding four fiscal quarters, including multi-family account cancellations, and the denominator is the average number of customers during the same period.

Reconciliation of Non-GAAP Measures

Operating Results Adjusted Using Comparable Royalty Rate

Our results of operations include a royalty expense that is charged to us by BCO for use of the Brink’s brand name. The rate utilized for the three and six months ended June 30, 2008 was approximately 7% of revenues in the United States and 3% of revenues outside of the United States. However, for the three and six months ended June 30, 2009, the rate used was approximately 1.25% of revenues for both within and outside the United States. For comparability of financial results, we present operating results adjusted by the 1.25% royalty rate for the three and six months ended June 30, 2008. This supplemental non-GAAP information should be reviewed in conjunction with our historical condensed consolidated statements of income.

The table below reconciles operating results adjusted by the 1.25% royalty rate to GAAP operating results for the three and six months ended June 30, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Non-GAAP Operating Profit	$27.5	$32.8	$52.6	$61.1
Adjustment to royalty rate	—	(7.5)	—	(14.6)

GAAP Operating Profit	$27.5	$25.3	$52.6	$46.5

Non-GAAP Net Income	$16.6	$20.1	$31.8	$37.2
Adjustment to royalty rate	—	(7.5)	—	(14.6)
Tax effects of adjustment	—	2.9	—	5.7

GAAP Net Income	$16.6	$15.5	$31.8	$28.3

Non-GAAP Earnings per share — diluted	$0.36	$0.44	$0.69	$0.82
Adjustment to royalty rate	—	(0.16)	—	(0.32)
Tax effects of adjustment	—	0.06	—	0.12

GAAP earnings per share — diluted	$0.36	$0.34	$0.69	$0.62

Monthly Recurring Revenues

Monthly recurring revenue, or MRR, is a non-GAAP measure used to evaluate performance. We believe the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from subscriber, monitoring, and other service fees. This supplemental non-GAAP information should be reviewed in conjunction with our historical consolidated statements of income.

The table below reconciles monthly recurring revenues, a non-GAAP measure, to revenues, its closest GAAP counterpart.

	Six Months Ended June 30,
(In millions)	2009	2008
Monthly recurring revenues (“MRR”)(a)	$42.6	$39.3
Amounts excluded from MRR:
Amortization of deferred revenue (b)	3.4	3.4
Accounting correction (c)	—	2.0
Other revenues(d)	1.2	1.7

Revenues on a GAAP basis:
June	47.2	46.4
January — May	228.8	215.3

Reported GAAP January — June Revenue	$276.0	$261.7

(a)

MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.

(b)	Includes amortization of deferred revenue related to active subscriber accounts and recognition of deferred revenue related to subscriber accounts that disconnect.
(c)	In June 2008, an adjustment was made to correct the recognition of deferred revenue and deferred subscriber acquisition costs associated with the termination of customer relationships. This adjustment resulted in an increase to June 2008 revenues by $2.0 million, of which $0.2 million was the portion of the correction related 2008 and the remaining $1.8 million related to the previously reported annual periods.
(d)

Other revenues are not pursuant to monthly contractual billings, including but not limited to revenue from commercial product sales, on-call service revenue, and pre-wire and trim-out revenue from the Builder channel. Other revenues also include terminated contract penalty billings for breached contracts, pass-through revenue (alarm permit fees, false alarm fines, etc.), and partial month revenues recognized from customers who disconnected during the last month of the period and are therefore not included in MRR. This amount is reduced for adjustments recorded against revenue (primarily customer goodwill credits and other billing adjustments), and for the amount included in MRR for new customers added during the last month of the period for those portions of the month for which revenues were not recognized for such customers.

Profit from Recurring Services and Investment in New Subscribers

Profit from recurring services and investment in new subscribers are non-GAAP measures used to evaluate performance. We believe the presentation of these measures is useful to investors as they reflect the ongoing profit generated from the subscriber base and the net expenses incurred to acquire new subscribers. This supplemental non-GAAP information should be reviewed in conjunction with our historical consolidated statements of income.

The table below reconciles profit from recurring services and investment in new subscribers for the three and six months ended June 30, 2009 and 2008, to operating profit, its closest GAAP counterpart.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Profit from recurring services(a)	$55.4	$51.0	$106.9	$97.9
Investment in new subscribers(b)	(27.9)	(25.7)	(54.3)	(51.4)

Operating profit	$27.5	$25.3	$52.6	$46.5

(a)	Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues.
(b)	Primarily marketing and selling expenses, net of the deferral of subscriber acquisition costs (primarily a portion of sales commissions and related costs) incurred in the acquisition of new subscribers. Also includes operating expenses of the Builder channel.

Adjusted EBITDA from Recurring Services and Cash Invested in New Subscribers

Adjusted EBITDA from recurring services and cash invested in new subscribers are measures used to monitor our cash flow performance. We believe the presentation of adjusted EBITDA from recurring services is useful to investors as it provides a reasonable representation of the Company’s ability to generate cash from our established subscriber base, and cash invested in new subscribers illustrates the cash used to grow the subscriber base. This supplemental non-GAAP information should be reviewed in conjunction with our historical consolidated statements of cash flows.

The table below reconciles adjusted EBITDA from recurring services and cash invested in new subscribers for the three and six months ended June 30, 2009 and 2008, to operating profit, its closest GAAP counterpart.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Adjusted EBITDA from recurring services	$84.0	$80.7	$162.4	$157.7
Adjustment to royalty rate (a)	—	(6.5)	—	(12.7)
Depreciation and amortization	(22.6)	(21.8)	(44.8)	(42.4)
Impairment charges from subscriber disconnects	(15.8)	(12.8)	(29.8)	(24.7)
Amortization of deferred revenue	9.8	11.4	19.1	20.0

Profit from recurring services	55.4	51.0	106.9	97.9

Cash invested in new subscribers	(67.1)	(62.3)	(131.0)	(125.5)
Deferred revenue from new subscribers (current year receipts)	(10.3)	(11.6)	(20.6)	(23.6)
Deferred subscriber acquisition costs (current year payments)	5.6	5.8	11.1	12.1
Security system capital expenditures(b)	43.9	42.4	86.2	85.6

Investment in new subscribers	(27.9)	(25.7)	(54.3)	(51.4)

Operating profit	$27.5	$25.3	$52.6	$46.5

(a)

Our results of operations include a royalty expense that was charged to us by our former parent company for use of the Brink’s brand name. The rate utilized for the three and six months ended June 30, 2008 was approximately 7% of revenues in the United States and 3% of revenues outside of the United States. However, for the three and six months ended June 30, 2009, the rate used was approximately 1.25% of revenues for both within and outside the United States. For comparison purposes, the current royalty rate of 1.25% was used for the three and six months ended June 30, 2008. During 2008, a portion of royalty expense was allocated to investment in new subscribers and is therefore excluded from this adjustment.

(b)	Amount excludes non-security system capital expenditures of $2.0 million and $6.9 million for the three and six months ended June 30, 2009 and $1.9 million and $4.5 million for the prior comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operations include cash received from monthly recurring revenue and upfront installation fees received from customers, less cash costs to monitor subscribers and certain costs, principally marketing and selling costs, associated with new customer installations. Cash used in investing activities is primarily spent on capital expenditures consisting of equipment, labor and overhead costs incurred to install security systems for new subscribers, and on costs to purchase newly installed security systems from dealers. Prior to the Spin-off, cash flows from financing activities were primarily related to distributions from, and contributions to, BCO. See Note 2 – Transactions with Related Parties to the consolidated financial statements for a discussion of our ongoing relationship with BCO after the Spin-off.

Summary Cash Flow Information

The following table shows selected information from our statement of cash flows for the periods presented.

	Six Months Ended June 30,
(In millions)	2009	2008
Cash flows from:
Operating activities	$132.5	$105.4
Investing activities	(93.1)	(90.1)

Cash flows available for financing activities	$39.4	$15.3

Financing activities	$—	$(14.2)

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Cash Flow from Operating Activities

Operating cash flow increased by $27.1 million to $132.5 million in the six months ended June 30, 2009 from $105.4 million in the prior comparable period, primarily due to the positive effects of a larger subscriber base, a reduction in the royalty rate, and an increase in deferred income taxes resulting from electing bonus depreciation for federal tax purposes on certain capital assets placed in service in the first six months of 2009. Additionally, in the first six months of 2008, we paid $17.8 million for current income tax liabilities to BCO.

Cash Flow from Investing Activities

Investing cash outflows increased by $3.0 million to $93.1 million in the six months ended June 30, 2009 from $90.1 million in the comparable prior period. Non-security system capital expenditures increased to $6.9 million in the first six months of 2009 compared to $4.5 million in the comparable prior period primarily due to the expansion of and improvements to our facilities and upgrades in telecommunication and computer equipment. Capital expenditures for security systems increased by $0.6 million to $86.2 million in the first six months of 2009 relative to the comparable prior period. The majority of our capital expenditures are for equipment costs, labor and overhead costs incurred to install security systems for new subscribers, and costs to purchase new sites from dealers. The average capital expenditure per new customer site increased by $42 to $1,006 in the first six months of 2009 from $964 in the comparable prior period due primarily to an increase in equipment and materials cost in the first six months of 2009 related to the ratio of security assets acquired from dealers to security assets installed by Company field offices. Security assets acquired from dealers have higher average capitalized costs.

Cash Flow from Financing Activities

We engaged in no financing activities during the first six months of 2009. Cash flows from financing activities of $14.2 million in the first six months of 2008 were primarily contributions to and distributions from BCO resulting from net cash flow from operating and investing activities.

Debt Obligations

In 2008, we entered into a credit agreement that provides for a $75 million unsecured revolving credit facility provided by a bank group led by JPMorgan Chase Bank, N.A (the “Credit Facility”). A portion of the Credit Facility, up to $15 million, may be used to issue letters of credit. Additionally, the Credit Facility has an expansion feature providing an option to increase the commitment by up to $50 million, under certain conditions. We intend to use the proceeds of the Credit Facility, as necessary, to support our working capital needs, the growth of the business, and for other general corporate purposes. For the six months ended June 30, 2009, no borrowings have been made under the Credit Facility, but we have used our capacity under the Credit Facility to issue letters of credit totaling $2.7 million.

See Note 6 – Credit Agreement to the condensed consolidated financial statements for further information regarding the Credit Facility.

Liquidity

We believe our cash flows from operations will be sufficient to satisfy future working capital, capital expenditures, and financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described elsewhere in this Form 10-Q. If we are unable to generate sufficient cash flows from operations, we may be required to seek other financing alternatives. Based upon our current cash balance, availability under the Credit Facility, and cash inflows from operations, we believe we have sufficient liquidity to execute our plans for subscriber growth and to build recognition of our new brand. Additionally, in February 2009, the U.S. Congress passed and the President signed a stimulus package that contains a provision for bonus depreciation for federal income tax purposes on certain types of capital assets placed in service in 2009. This provision will eliminate our 2009 federal current tax liability, deferring cash payment for those taxes into subsequent years, and thus providing a substantial additional short-term cash flow benefit.

Contractual Obligations and Off-Balance Sheet Arrangements

In connection with the Spin-off, BCO agreed to indemnify us for all liabilities related to BCO’s former coal operations and certain tax liabilities under the Tax Matters Agreement. Refer to Note 9 – Commitments and Contingent Liabilities for further information regarding indemnification of BCO’s coal liabilities and Note 4 – Income Taxes in our condensed consolidated financial statements for further information about the Tax Matters Agreement.

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

There have been no changes in our critical accounting policies during the six months ended June 30, 2009. For a further discussion of the judgments management makes in applying its accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 31, 2009.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 – Description of Business, The Spin-Off, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no changes in the Company’s quantitative and qualitative market risk during the six months ended June 30, 2009. Information about the Company’s market risk was disclosed in the Company’s Form 10-K as filed with the SEC on March 31, 2009.

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

Changes in Internal Controls

Before the Spin-off, the Company relied on certain financial information and resources of BCO to manage certain aspects of the Company’s business and report results, including investor relations and corporation communications, accounting, tax, legal, human resources and benefit plan administration and reporting, general management, real estate, treasury, including insurance and risk management, and oversight functions such as Board of Directors and internal audit, including Sarbanes Oxley compliance. In conjunction with the Company’s separation from BCO, the Company has been enhancing its own financial, administrative, and other support systems. The Company has expanded its internal accounting, reporting, legal, and internal auditing departments, and has reformed its policies and systems, as needed, to meet all regulatory requirements on a stand-alone basis.

Other than those noted above, there were no changes in the Company’s internal control over financial reporting during the Company’s six months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As first reported in the Company’s Form 10-Q Quarterly Report for the period ended March 31, 2009, a Michigan state circuit court jury rendered a verdict against the Company for $4.2 million pertaining to claims made by a terminated employee of the Company. On July 7, 2009, the trial court rendered a judgment in favor of the plaintiff for an additional estimated $0.5 million in pre-judgment interest and attorney fees. The Company recently filed post-judgment motions in the trial court to set aside or reduce the verdict, or alternatively for a new trial, and a hearing has been set for such motions. If the results of such motions are deemed unsatisfactory, the Company intends to file an appeal.

Item 1A.	Risk Factors.

The following risk factors have been revised from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008:

We are subject to contractual limitations on the use of the Brink’s brand name which have required us to select a new brand for our business.

Prior to the Spin-off, we operated as a subsidiary of BCO, and marketed our products and services using the Brink’s brand name and logos. In connection with the Spin-off, we entered into a Brand Licensing Agreement with a subsidiary of BCO that grants us the right to use certain trademarks, including trademarks that contain the word Brink’s, in the United States, Canada and Puerto Rico in connection with the provision of certain products and services. These rights will extend for up to no more than three years (that is, until October 31, 2011), subject to certain terms and conditions, after which we will no longer have the right to use the Brink’s name. In addition, following the expiration of a five-year non-compete agreement between us and BCO on October 31, 2013, BCO will be able to operate a separate alarm monitoring business using the Brink’s name in the United States, Canada and Puerto Rico. Although we are not required to discontinue use of the Brink’s name until October 31, 2011, we determined to move forward with introducing a new brand on June 30, 2009, which allows us to use the Brink’s name concurrently with our new name for as long as 28 months.

We have incurred and will continue to incur significant expense in connection with building recognition of our new brand.

On June 30, 2009, we announced our new brand name, Broadview Security. In doing so, we have incurred costs associated with developing our new brand and will incur substantial costs in building recognition of our new brand. There is uncertainty regarding the timing, duration and the amount of the total expenses that may be incurred in the brand building effort. We anticipate an incremental investment that could range from $70 to $120 million, primarily marketing expense, spread out over a minimum of 24 months following the new brand launch. These estimates are dependent on general economic and strategic marketing decisions that will be made during the transition to the new brand and are therefore subject to change.

Our new brand may not achieve similar brand recognition as the Brink’s brand, which could adversely affect our business and profitability.

As we introduce the Broadview Security brand name to potential and existing customers, there is some risk that the volume of new installations and the disconnect rate could be negatively impacted. Despite our efforts, we may not be successful in achieving an acceptable level of recognition of our new brand. If we are not successful in achieving recognition for our new brand, our competitive position may be weakened and we may lose market share. However, these risks may be mitigated as we will use the Brink’s brand name concurrently with our new brand during the initial phases of the new brand launch.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Registrant’s annual meeting of shareholders was held on May 8, 2009.

(b)	Not required.

(c)	The following persons were elected for terms expiring in 2012, by the following votes:

	For	Withheld
Robert B. Allen	42,331,167	509,712
Michael S. Gilliland	42,104,299	736,580

The selection of KPMG LLP as independent registered public accounting firm to audit the accounts of the Registrant and its subsidiaries for the year 2009 was approved by the following vote:

For	Against	Abstentions
42,724,715	104,976	11,187

Item 6.	Exhibits.

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

Date: August 5, 2009