Form 10-Q
period 2009-09-30
Brink's Home Security Holdings, Inc.
filed 2009-11-05
CIK 1436040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2009
Common Stock, no par value	45,801,867

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2009 (unaudited) and December 31, 2008

($ in millions)

	Sept. 30, 2009	Dec. 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$108.5	$63.6
Accounts receivable (net of allowance of $6.9 and $4.9 as of September 30, 2009 and December 31, 2008, respectively)	36.3	36.3
Prepaid expenses and other	6.6	9.2
Deferred income taxes	11.0	24.8

Total current assets	162.4	133.9
Property and equipment, net	699.6	659.3
Deferred subscriber acquisition costs, net	84.3	83.7

Total Assets	$946.3	$876.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21.9	$20.4
Payroll and other employee liabilities	14.4	15.5
Other accrued liabilities	29.3	19.2
Deferred revenue	46.3	43.2

Total current liabilities	111.9	98.3
Deferred revenue	182.7	181.0
Deferred income taxes	138.6	104.8
Other liabilities	9.8	10.8

Total Liabilities	443.0	394.9

Commitments and contingencies (Note 9)
Shareholders’ Equity:
Preferred stock, $10 par value, 2 million shares authorized, no shares issued	—	—
Common stock, no par value, 170 million shares authorized, 45.8 million shares issued and outstanding for September 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	59.0	54.5
Retained earnings	445.9	428.9
Accumulated other comprehensive loss	(1.6)	(1.4)

Total Shareholders’ Equity	503.3	482.0

Total Liabilities and Shareholders’ Equity	$946.3	$876.9

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

($ in millions, except per share data)

	Three months ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$143.7	$135.4	$419.7	$397.1

Expenses:
Cost of revenues	71.7	76.3	204.8	219.1
Selling, general and administrative expenses	51.3	36.9	142.2	109.7

Total expenses	123.0	113.2	347.0	328.8

Other operating income, net	0.6	0.6	1.2	1.0

Operating profit	21.3	22.8	73.9	69.3
Interest expense, net	—	0.2	0.1	0.6

Income before income taxes	21.3	22.6	73.8	68.7
Provision for income taxes	8.2	8.6	28.9	26.4

Net income	$13.1	$14.0	$44.9	$42.3

Other Comprehensive Income
Other comprehensive income (loss) – foreign currency translation adjustments arising during the period	—	—	(0.2)	0.1

Comprehensive income	$13.1	$14.0	$44.7	$42.4

Earnings per common share (see Note 10 – Earnings per Share)
Basic	$0.29	$0.31	$0.98	$0.92
Diluted	$0.28	$0.30	$0.98	$0.92

Weighted average common shares outstanding (see Note 10 – Earnings per Share)
Basic	45.9	45.8	45.8	45.8
Diluted	46.1	45.9	46.0	45.9

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2009

(Unaudited)

($ in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2008	$—	$54.5	$428.9	$(1.4)	$482.0
Net income			44.9		44.9
Other comprehensive income				(0.2)	(0.2)
Share-based compensation expense		3.6			3.6
Exercise of stock options	—	0.9			0.9
Adjustment to deemed dividend to BCO at Spin-off (See Note 2)			(27.9)		(27.9)

Balance as of September 30, 2009	$—	$59.0	$445.9	$(1.6)	$503.3

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

($ in millions)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$44.9	$42.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67.8	63.9
Impairment charges from subscriber disconnects	48.7	41.4
Amortization of deferred revenue	(29.5)	(30.5)
Deferred income taxes	18.3	16.3
Share-based compensation	3.6	—
Provision for uncollectible accounts receivable	9.1	7.9
Other operating, net	(1.2)	0.7
Loss on disposal of assets	0.1	—
Change in operating assets and liabilities:
Accounts receivable	(9.2)	(8.1)
Accounts payable and accrued liabilities	16.5	7.6
Deferral of subscriber acquisition costs	(16.4)	(17.9)
Deferral of revenue from new subscribers	30.5	34.3
Prepaid expenses and other current assets	2.8	(1.4)
Other, net	(1.0)	(2.0)

Net cash provided by operating activities	$185.0	$154.5

Cash flows from investing activities:
Capital expenditures	(141.2)	(135.3)

Net cash used in investing activities	$(141.2)	$(135.3)

Cash flows from financing activities:
Proceeds from exercise of stock options	0.9	—
Net distributions to related parties	—	(18.3)

Net cash used in financing activities	$0.9	$(18.3)

Effect of exchange rate changes on cash	0.2	—
Cash and cash equivalents:
Net increase	44.9	0.9
Balance at beginning of period	63.6	3.3

Balance at end of period	$108.5	$4.2

Supplemental cash flow disclosure of non-cash financing activities:
Adjustment to deemed dividend to BCO at Spin-off (see Note 2)	$27.9	$—

Supplemental cash flow information:
Cash paid for:
Interest	$0.2	$0.2
Income taxes, net:
Paid to related parties	—	18.7
Paid to taxing jurisdictions	2.7	0.6

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. All intercompany balances and transactions have been eliminated in consolidation.

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

The condensed consolidated financial statements for the three and nine months ended September 30, 2008, prior to the Spin-off, have been prepared using the Company’s historical results of operations and historical basis in its assets and liabilities. Prior to the Spin-off, the historical financial statements included allocations of certain BCO corporate expenses. Those expenses were allocated to the Company based on the most relevant allocation method for the service provided. Management believes such allocations were reasonable; however, they may not be indicative of the actual expense that would have been incurred had the Company been operating as an independent company for the periods prior to the Spin-off. The charges for these functions are included in selling, general, and administrative expenses in the condensed consolidated statements of income. Refer to Note 2 – Transactions with Related Parties for further information regarding allocated expenses.

The condensed consolidated financial statements for the three and nine months ended September 30, 2008, prior to the Spin-off, may not be indicative of the Company’s future performance and may not reflect what its consolidated results of operations, financial position, and cash flows would have been had the Company operated as an independent company during the periods presented. To the extent that an asset, liability, revenue, or expense is directly associated with the Company, it is reflected in the accompanying consolidated financial statements.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report for the period ended December 31, 2008 (“Form 10-K”), filed with the SEC on March 31, 2009.

Critical Accounting Policies

The Company has identified the following policies as critical accounting policies: revenue recognition, security systems capitalization, deferred subscriber acquisition costs, long-lived asset valuation, useful lives of security systems, allowance for doubtful accounts, and income taxes. These accounting policies are discussed in greater detail in the Company’s Form 10-K.

New Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. The adoption of this guidance in the fourth quarter of 2009 is not expected to have a material effect on the Company’s results of operations, financial position, or cash flow.

Effective June 30, 2009, the Company adopted a newly issued accounting standard related to accounting for, and disclosure of, subsequent events in its consolidated financial statements. This standard provides the authoritative guidance for subsequent events that was previously addressed only in United States auditing standards. This standard establishes general accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements. The Company evaluated all events or transactions that occurred after September 30, 2009 through November 5, 2009, the date financial statements are issued. During this period, the Company did not have any material recognizable subsequent events.

In June 2008, the FASB issued guidance that related to unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid). These awards are participating securities and should be included in the computation of earnings per share under the two-class method. The adoption of this guidance in the first quarter of 2009 did not have a material impact on the calculation or reporting of the Company’s earnings per share.

In December 2007, the FASB issued guidance that established requirements for an acquirer to record assets acquired, liabilities assumed, and any related noncontrolling interest related to the acquisition of a controlled subsidiary, measured at fair value as of the acquisition date. The adoption of this guidance in the first quarter of 2009 did not have a material effect on the Company’s results of operations and financial position.

In December 2007, the FASB issued guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary, and for the deconsolidation of a subsidiary. Specifically, this guidance clarifies that noncontrolling interests in a subsidiary should be reported as equity in the consolidated financial statements. The adoption of this guidance in the first quarter of 2009 did not have a material effect on the Company’s results of operations and financial position.

Note 2 – Transactions with Related Parties

Allocation of BCO’s General and Administrative Corporate Expenses

For the three and nine months ended September 30, 2008, prior to the Spin-off, the accompanying consolidated financial statements include allocations of certain BCO corporate expenses for services provided to the Company including certain treasury, accounting, tax, legal, internal audit, human resources, investor relations, general management, real estate, insurance, risk management, and other functions, such as board of directors and other centrally managed employee benefit arrangements. The Company recorded allocated costs of $0.4 million for the three months ended September 30, 2008 and $3.7 million for the nine months ended September 30, 2008 within selling, general, and administrative expenses.

Receivable from and Payable to Related Parties

Prior to the Spin-off, BCO provided the Company with funds for its operating cash when needed. Any excess funds were advanced to BCO. Intercompany accounts were maintained for such borrowings that occurred between the Company and its parent. For purposes of the statements of cash flows, the Company reflected intercompany activity with BCO as a financing activity. Interest expense under this arrangement was $0.2 million for the nine months ended September 30, 2008. There was no interest expense under this arrangement for the three months ended September 30, 2008. Interest expense incurred by the Company associated with its payable to related parties other than BCO was $0.2 million and $0.3 million for the three and nine months ended September 30, 2008, respectively. There was no interest expense of this nature recorded for the three or nine months ended September 30, 2009.

Non-cash Transactions

At Spin-off, the Company transferred to BCO net assets of a wholly-owned subsidiary in the amount of $139.2 million. Additionally, the Company transferred other operating assets and liabilities in the net amount of $12.4 million. These two items comprise the $151.6 million non-cash transfer of net assets and liabilities to BCO at Spin-off. The net effect of the $50.0 million cash received from BCO and the elimination of the net intercompany payables resulted in a deemed dividend to BCO in the amount of $31.8 million, a non-cash transaction, reducing retained earnings at the Spin-off date. As a result of a tax transaction described below, the deemed non-cash dividend was increased by $27.9 in the third quarter of 2009.

Allocation of Income Tax Expense

For the periods prior to the Spin-off, the Company and its U.S. subsidiaries were included in the consolidated U.S. Federal income tax return filed by BCO. BCO’s consolidated tax provision and actual cash payments for U.S. federal and state income taxes were allocated to the Company in accordance with BCO’s tax allocation policy.

In accordance with the Tax Matters Agreement between the Company and BCO (the “TMA”), BCO is, in general, responsible for all taxes reported on any joint return through the date of Spin-off, which may include the Company for periods prior to the Spin-off. In September 2009, pursuant to the TMA, BCO elected several tax accounting method changes related to the Company’s operations, primarily involving the timing of deductions for deferred installation fees and deferred monitoring revenue. These elections have been implemented in BCO’s U.S. Federal 2008 consolidated tax return which includes operating results of the Company’s domestic U.S. subsidiary for the period January 1, 2008 through October 31, 2008. These elections decreased the carrying value of certain deferred tax assets and increased the carrying value of certain deferred tax liabilities which were allocated to the Company at the Spin-off and have subsequently been carried on the Company’s consolidated balance sheet. As a result of these elections made by BCO, the Company has decreased its current deferred tax assets by $16.4 million and increased its noncurrent deferred tax liabilities by $11.5 million, with an offsetting reduction of $27.9 million in retained earnings to increase the amount of the deemed dividend recorded as a non-cash transaction related to the Spin-off as of September 30, 2009.

Brand License Agreement

Historically, the Company had a brand license agreement with a subsidiary of BCO that allowed the Company to use BCO’s trademarks for certain products and services for a royalty fee based on approximately 7.0% of revenues. Since the Spin-off, the royalty rate the Company paid to BCO for the use of certain trademarks has decreased to approximately 1.25% of revenues pursuant to the Brand Licensing Agreement between BCO and the Company. The royalty rate will continue to be approximately 1.25% of revenues until the earlier of October 31, 2011, or when the Company ceases active use of the trademarks. The Company announced its new brand name, Broadview Security, on June 30, 2009 and has begun the process to transition away from its heritage name; however, the Company currently expects that it will continue to actively use BCO’s trademarks for a significant portion, if not all, of the available time remaining on the Brand Licensing Agreement. Royalty expense was $1.7 million and $9.4 million for the three months ended September 30, 2009 and 2008, respectively, and $5.1 million and $27.3 million for the nine months ended September 30, 2009 and 2008, respectively, and is included in cost of revenues.

Transition Services and Other Agreements Related to the Spin-off from BCO

Following the Spin-off, the Company has operated independently from BCO, and has no ownership interest in BCO. As a part of the Spin-off, the Company entered into certain agreements, including the Separation and Distribution Agreement, the TMA, the Employee Matters Agreement, the Brand Licensing Agreement, and the Transition Services Agreement (the “TSA”). In order to govern the ongoing relationships between the Company and BCO after the Spin-off and to provide mechanisms for an orderly transition, the Company and BCO agreed to certain non-compete and non-solicitation arrangements. Also, the Company and BCO agreed to indemnify each other against certain liabilities arising from their respective businesses. The specified services that the Company can receive, as requested from BCO, include tax, legal, accounting, treasury, investor relations, insurance and risk management, and human resources. The services are paid for by the Company, as set forth in the TSA. The TSA provides for terms ranging from 6 to 18 months for such services. The Company incurred less than $0.1 million in expense for services provided by BCO pursuant to the TSA for each of the three and nine months ended September 30, 2009.

Note 3 – Property and Equipment, net

The following table presents the Company’s property and equipment, net:

(In millions)	Sept. 30, 2009	Dec. 31, 2008
Land	$2.5	$2.5
Buildings	15.5	15.5
Leasehold improvements	5.3	3.4
Security systems	992.3	925.6
Capitalized software	26.5	24.2
Computers and office equipment	49.8	43.9

	1,091.9	1,015.1
Accumulated depreciation and amortization	(392.3)	(355.8)

Property and equipment, net	$699.6	$659.3

The following table presents depreciation and amortization expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Property and equipment	$20.0	$18.5	$58.8	$54.0
Deferred subscriber acquisition costs	3.0	3.0	9.0	9.9

Total Depreciation and Amortization	$23.0	$21.5	$67.8	$63.9

Note 4 – Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant, infrequent, or unusual items. The Company’s effective income tax rate for the three months ended September 30, 2009 was 38.5% compared with 38.0% in the same period last year. The Company’s effective income tax rate for the nine months ended September 30, 2009 was 39.2% compared with 38.4% in the same period last year.

The TMA between the Company and BCO governs BCO’s and the Company’s respective rights, responsibilities and obligations with respect to tax liabilities and benefits, the preparation and filing of tax returns, the control of audits, and other tax matters. The TMA generally allocates responsibility for consolidated tax liabilities for periods prior to Spin-off to BCO and for stand-alone tax liabilities prior to and subsequent to the Spin-off to the Company (see Note 2 – Transactions with Related Parties).

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

Note 5 – Share-Based Compensation Plans

The following table presents share based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Plans sponsored by BCO	$—	$0.6	$—	$1.5
Deferred compensation plan sponsored by BCO	—	0.1	—	0.2
Holdings stock options, restricted and deferred stock units	0.8	—	2.7	—
Holdings deferred compensation	0.2	—	0.9	—

Total share-based compensation	$1.0	$0.7	$3.6	$1.7

Prior to the Spin-off, certain employees of the Company participated in BCO’s 2005 Equity Incentive Plan and 1988 Stock Option Plan. Under these plans, employees were granted options to purchase stock in BCO. Certain employees also participated in BCO’s Key Employees’ Deferred Compensation Program. The expense incurred for stock options and deferred compensation related to Company employees has been reflected in the Company’s condensed consolidated statements of income in selling, general, and administrative expenses. In connection with the Spin-off, the Company’s Board of Directors adopted stock incentive plans providing for future awards to the Company’s employees and directors. See Form 10-K for descriptions of the plans.

In connection with the Spin-off, BCO’s share-based awards held by Company employees and newly appointed non-employee directors were converted to and replaced with, respectively, equivalent share-based awards of Holdings based on the ratio of the Company’s fair market value of stock when issued to the fair market value of BCO stock. The number of shares and, for options, the ratio of the exercise price to market price were equitably adjusted to preserve the intrinsic value of the award as of immediately prior to the Spin-off. The conversion was accounted for as a modification and resulted in a $0.6 million aggregate increase in the fair value of option awards. Of the total amount, the Company recorded less than $0.1 million of non-cash compensation expense in selling and general and administrative expenses in the condensed consolidated statements of income for the three months ended September 30, 2009 and approximately $0.2 million for the nine months ended September 30, 2009. The remaining modification expense of $0.1 million will be recorded through 2011.

For the three and nine months ended September 30, 2009, options for approximately 33,000 shares of common stock were exercised under the Company’s equity incentive plans.

On February 20, 2009, the Company granted stock options to certain employees to purchase 325,000 shares of the Company’s common stock pursuant to the Company’s 2008 Equity Incentive Plan. The exercise price for the stock option grant is $21.19, which is equal to the average of the high and low of the Company’s common stock on the New York Stock Exchange on the grant date. The stock options granted generally vest on a three year cliff vesting schedule. The grant date fair value of these stock options approximated $2.2 million.

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

The Credit Facility agreement includes a requirement that the Company maintain: (i) a Leverage Ratio (as defined in the Credit Facility agreement) of no more than 2.5 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Facility agreement) of at least 2.0 to 1.0 for the same trailing four quarter period. At September 30, 2009, the Company is in compliance with the requirements of the Credit Facility agreement.

The pricing on the Credit Facility is based on, generally at the Company’s discretion, the greater of the Prime Rate or the Federal Funds Rate plus one-half of one percent, or LIBOR, plus an adjustment based on the Company’s leverage ratio, as defined in the Credit Facility agreement. The Company is charged a commitment fee between 0.25% and 0.35% on the unused portion of the facility, tiered based on the Company’s leverage ratio.

As of September 30, 2009, no funds have been drawn under the Credit Facility, but the Company has used the Credit Facility to issue letters of credit totaling $2.7 million.

Note 7 – Other Operating Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Royalty income from a third party	$—	$0.9	$—	$1.4
Foreign currency transaction gains (losses), net	0.5	(0.1)	1.1	(0.4)
Other	0.1	(0.2)	0.1	—

Total	$0.6	$0.6	$1.2	$1.0

Note 8 – Geographic Information

Revenues by country for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
United States	$141.7	$133.4	$414.1	$391.0
Canada	2.0	2.0	5.6	6.1

Total	$143.7	$135.4	$419.7	$397.1

No single customer represents more than 10% of total revenue.

As of September 30, 2009 and December 31, 2008, long-lived assets, consisting of property and equipment, net, and deferred charges by country were as follows:

(In millions)	September, 30 2009	December 31, 2008
United States	$770.7	$730.9
Canada	13.2	12.1

Total	$783.9	$743.0

Net liabilities related to the Canadian operations totaled $1.1 million as of September 30, 2009 and $2.2 million at December 31, 2008.

Note 9 – Commitments and Contingencies

Joint and Several Liability with The Brink’s Company

Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the “Health Benefit Act”), BCO and its majority-owned subsidiaries at July 20, 1992, including certain material subsidiaries of the Company, are jointly and severally liable with certain of BCO’s other current and former subsidiaries for health care coverage obligations provided for by the Health Benefit Act. These obligations were $250 million as of December 31, 2008. A Voluntary Employees’ Beneficiary Associate trust has been established by BCO to pay for these liabilities, although the trust may not have sufficient funds to satisfy the obligations. The Company entered into an agreement with BCO pursuant to which BCO agreed to indemnify the Company for any and all liabilities and expenses related to BCO’s former coal operations, including any health care coverage obligations.

Legal Proceedings

The Company is involved in various lawsuits and claims in the ordinary course of business. The Company has recorded accruals for losses that are considered probable and reasonably estimable associated with these matters. The Company believes that the ultimate disposition of these matters will not have a material adverse effect on its liquidity or financial position; however, losses, or changes in estimates of losses, from these matters may result in income or expense in any one accounting period that is material in comparison to the earnings of that period.

In April 2009, a Michigan state circuit court jury rendered a verdict against the Company for $4.2 million pertaining to claims made by a terminated employee of the Company. On July 7, 2009, the trial court entered judgment in favor of the plaintiff for $4.7 million. This amount included approximately $0.5 million in pre-judgment interest and attorney fees. After post-trial proceedings, on September 25, 2009, the trial court entered a revised judgment in the amount of approximately $3.5 million. The amount of the revised judgment has been included in other accrued liabilities as of September 30, 2009. On October 16, 2009, the Company filed to appeal the revised judgment. In connection with the appeal, the trial court ordered a stay of execution on the judgment which requires the Company to post an appeal bond.

Note 10 – Earnings per Share

For the three and nine months ended September 30, 2009, basic earnings per share (“EPS”) was computed by dividing net income by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2009. Diluted EPS was calculated in a similar manner but included the dilutive effect of stock options and restricted stock units outstanding for the three and nine months ended September 30, 2009. To the extent these securities were anti-dilutive, they were excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2009, 0.1 million and 0.7 million shares were anti-dilutive, respectively.

For periods prior to the Spin-off, no common stock of Holdings and none of Holdings’ equity awards were outstanding. Basic and diluted earnings per share for the three and nine months ended September 30, 2008 were computed on a pro forma basis using the average number of shares of the Company’s common stock outstanding from October 31, 2008 to December 31, 2008. The number of diluted shares used in the calculation was based on the number of shares of the Company’s common stock outstanding plus the estimated potential dilution that could have occurred if options and restricted stock units granted under the Company’s equity-based compensation arrangements were exercised or converted into the Company’s common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except EPS)	2009	2008	2009	2008
Earnings:
Net income	$13.1	$14.0	$44.9	$42.3

Shares:
Weighted average common shares outstanding	45.9	45.8	45.8	45.8
Adjustment for assumed dilution — stock options and restricted stock awards	0.2	0.1	0.2	0.1

Weighted average common shares outstanding and common stock equivalents	46.1	45.9	46.0	45.9

Earnings per share:
Basic	$0.29	$0.31	$0.98	$0.92
Diluted	0.28	0.30	0.98	0.92

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by, or that otherwise include the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “prospects,” “outlook,” and similar words or expressions, or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements. We disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise. These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to risks inherent in the spin-off from our former parent corporation, including increased costs and reduced profitability associated with operating as an independent company, the demand for our products and services, the ability to identify and execute further cost and operational improvements and efficiencies in our core business, the actions of competitors, our ability to successfully build and market a new brand, our ability to identify strategic opportunities and integrate them successfully, our ability to maintain subscriber growth, the number of household moves, the level of home sales or new home construction, potential instability in housing credit markets, our estimated reconnection experience, our ability to cost-effectively develop or incorporate new systems or technology in a timely manner, our ability to balance the cost of acquiring customers with the profit from serving existing customers, our ability to keep disconnect rates relatively low, the availability and cost of capital, and general business conditions. For additional risks and uncertainties that could impact our forward-looking statements, please see Part II Item 1A, “Risk Factors” herein, and also the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”), which includes, but is not limited to, the discussion under “Risk Factors” therein, filed with the U.S. Securities Exchange Commission (“SEC”), which you may view at www.sec.gov.

General

The following discussion, which presents the results of Brink’s Home Security Holdings, Inc. and its consolidated subsidiaries, should be read in conjunction with the accompanying unaudited condensed consolidated interim financial statements and notes thereto at September 30, 2009 and December 31, 2008 and the three and nine months ended September 30, 2009 and 2008.

As used in this Report, (a) references to “Holdings,” “Company,” “we,” “us,” and “our” refer to Brink’s Home Security Holdings, Inc. and its consolidated subsidiaries, including Broadview Security, Inc. (“Broadview Security,” formerly named Brink’s Home Security, Inc.), after the spin-off transaction described below, and (b) references to the “Company” on a historical basis, prior to the spin-off transaction, refer to Broadview Security and its consolidated subsidiaries, in each case unless the context requires otherwise.

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

As a condition of the Spin-off, we are required to change the name of the Company prior to October 31, 2011. We intend to propose a vote to change the name of the Company at our next annual shareholders’ meeting to be held in May 2010.

Overview

We provide monitored security alarm services in North America for owner-occupied single-family residences and commercial properties. We typically install and own the on-site security alarm systems and charge fees to monitor and service the systems. We attribute our success to our focus on quality service, customer retention, and a disciplined approach to growth. We believe our business is a premium provider of services in the markets that we serve.

We have grown consistently over the past several years due to our ability to attract and retain customers by providing quality services while operating as efficiently as possible. Revenues are fairly predictable as most monitoring service revenues are governed by initial three-year monitoring contracts that generally include recurring one-year renewal clauses. Over the past three years, recurring revenues have been approximately 90% of total revenues. Our primary customers are residents of single-family homes which comprise approximately 93% of our subscriber base.

We announced Broadview Security as our new brand name on June 30, 2009 and have begun the process to transition away from our heritage name. The change was a name change only. The corporate structure and management of the Company remain the same. We began marketing efforts in July 2009 to promote brand awareness through advertisements via television media, internet, direct mail, yellow pages, and messaging to our existing subscriber base (“Brand Introduction”). The Brand Introduction also includes costs to create the new brand, convert building signage, re-decal our vehicle fleet, issue new technician uniforms, change customer yard signs, and other similar brand conversion activities. We monitor the awareness, perception, and acceptance of the Broadview Security brand name periodically to guide us on the method, extent, and duration of the Brand Introduction and to determine if we will cease to use our heritage brand name prior to the termination of the Brand Licensing Agreement with BCO on October 31, 2011.

For further information regarding our business, industry trends, and risks and uncertainties, refer to our Form 10-K.

Key Performance Indicators and Cash Flow Measures

The success of our business model depends on recurring contractual revenues and cash flows from our ongoing subscriber base. Key drivers of recurring contractual revenues are subscriber growth and continuous focus on existing customer retention. It is important to minimize subscriber cancellations as the majority of costs associated with a subscriber are incurred at installation. It currently takes approximately four years to recover our initial cash investment in a new subscriber. We use some of the cash flows from the ongoing subscriber base to finance the costs necessary to grow the subscriber base. We continually balance the current cost of growth with the future benefit of recurring contractual revenues. The recurring nature of our net operating cash flows tends to buffer, but not eliminate, the impact of negative trends in the general economy. In evaluating our results, we review the following key performance indicators:

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

Subscriber Growth — The growth of our subscriber base is crucial to drive MRR expansion and to leverage our costs of operations. Despite a challenging housing market and generally weak economic conditions, our ending subscriber base has continued to grow as presented in the table on page 21.

Customer Retention — The strength of our economic model is highly dependent on customer retention. We believe our disconnect rate is the lowest among the major monitored security service companies. Success in retaining customers is driven in part by our discipline in acquiring new customers with acceptable credit backgrounds and by providing high quality equipment, installation, monitoring, and customer service. We are, however, affected by the economic slowdown and expect our disconnect rate in the near term to continue at an elevated rate relative to our historical disconnect experience.

Subscriber disconnects stem from three primary sources including account write-offs, household and business moves, and disconnects due to customer initiated cancellations for reasons other than moves. Another factor that can from time to time increase the disconnect rate is cancellation of multi-family contracts, as they can contain numerous individually monitored and/or revenue-producing sites.

Profit from Recurring Services — Profit from recurring services reflects the monthly monitoring and service fees generated from the existing subscriber base, including the amortization of deferred revenues, net of general and administrative expenses, including royalty expense. Non-cash impairment charges resulting from subscriber contract cancellations and depreciation and amortization expenses, including the amortization of deferred subscriber acquisition costs, are also charged to recurring services. Profit from recurring services is affected by the size of the subscriber base, the amount of operational costs, depreciation, the level of subscriber cancellations, and changes in the average monthly monitoring fee per subscriber. Profit from recurring services is considered to be an important non-GAAP component of our operating profit. This component of operating profit allows investors and others to understand the amount of operating income generated from active security systems. See the “Reconciliation of Non-GAAP Measures” section for the reconciliation of profit from recurring services to its closest GAAP counterpart, operating profit.

Investment in New Subscribers — Investment in new subscribers is the net expense incurred to add to the subscriber base every year, which is primarily marketing and selling expenses including Brand Introduction costs, after capitalization of the security system assets and after deferral of subscriber installation fees and selling expense directly related to installations. The amount of the investment in new subscribers charged to income may be influenced by several factors, including the growth rate of new subscriber installations and the level of costs incurred to attract new subscribers, which can vary by customer acquisition channel. As a result, increases in the rate of investment (the addition of new subscribers) may have a negative effect on current operating profit, but a positive impact on long-term operating profit, cash flow, and economic value. Investment in new subscribers is considered to be an important non-GAAP component of our operating profit. This component of operating profit allows investors and others to understand the amount of net expenses associated with the installation of new subscribers. See the “Reconciliation of Non-GAAP Measures” section for the reconciliation of investment in new subscribers to its closest GAAP counterpart, operating profit.

Key Cash Flow Measures

Adjusted EBITDA from Recurring Services — Adjusted EBITDA from recurring services is a non-GAAP measure that we use to convey profits generated from the subscriber base adjusted for certain non-cash items including asset impairment charges, depreciation of fixed assets, amortization of deferred charges, and amortization of deferred revenue. We believe adjusted EBITDA from recurring services is useful to provide investors information about adjusted profits and cash flows generated from the existing customer base that are available to reinvest in the business or distribute to shareholders. In deriving this non-GAAP measure, we reflect the go-forward 1.25% royalty rate in adjusted EBITDA from recurring services for all periods presented. Historically, we paid our former parent company a royalty of 7% on revenues in the United States and 3% on revenues in Canada. On November 1, 2008, the royalty rate changed to approximately 1.25% of revenues and will continue to be calculated on that basis until the earlier of when we cease to use certain BCO trademarks or the expiration of the license agreement on October 31, 2011. See the “Reconciliation of Non-GAAP Measures” section for the reconciliation of adjusted EBITDA from recurring services to its closest GAAP counterpart, operating profit.

Adjusted Cash Invested in New Subscribers — Adjusted cash invested in new subscribers is a non-GAAP measure that we use to convey the total cash invested to acquire new subscribers and make additional investments, as necessary, in existing subscribers, without regard to the accounting treatment of the various cash components. It is comprised of primarily capitalized security system costs, marketing and selling expenses, and deferred subscriber acquisition costs (current year payments) less deferred revenue from new subscribers (current year receipts). This measure is adjusted to exclude costs related to the Brand Introduction. See the “Reconciliation of Non-GAAP Measures” section for the reconciliation of adjusted cash investment in new subscribers to its closest GAAP counterpart, operating profit.

Summary of Operating Results and Key Performance Indicators and Cash Flow Measures

($ in millions, except EPS, disconnect rate, subscriber growth rate, and subscriber data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$143.7	$135.4	$419.7	$397.1

Cost of revenues	71.7	76.3	204.8	219.1
Selling, general and administrative expenses	51.3	36.9	142.2	109.7

Total costs and expenses	123.0	113.2	347.0	328.8
Other operating income, net	0.6	0.6	1.2	1.0

Operating profit	21.3	22.8	73.9	69.3
Interest expense, net	—	0.2	0.1	0.6

Income before income taxes	21.3	22.6	73.8	68.7
Income tax expense	8.2	8.6	28.9	26.4

Net income	$13.1	$14.0	$44.9	$42.3

Diluted EPS	$0.28	$0.30	$0.98	$0.92

Weighted average shares assuming dilution(1)	46.1	45.9	46.0	45.9

Key Performance Indicators
Monthly recurring revenue(2)			$43.4	$39.8

Subscriber growth
Ending number of subscribers (in thousands)			1,348.1	1,285.3
Ending subscriber base growth (percentage)(3)			4.9	7.1
Average number of subscribers (in thousands)	1,342.6	1,279.1	1,328.1	1,259.0
Average subscriber growth rate (percentage)	5.0	7.7	5.5	8.2
Customer retention
Disconnect rate (percentage)(4)	9.4	9.0	8.1	7.4
Profit from recurring services(5)	$59.0	$47.4	$165.9	$145.4
Investment in new subscribers(6)	$(37.7)	$(24.6)	$(92.0)	$(76.1)

Key Cash Flow Measures
Adjusted EBITDA from recurring services (using 1.25% royalty rate)(7)	$90.5	$81.9	$252.9	$239.7
Adjusted cash invested in new subscribers(8)	$(67.3)	$(62.0)	$(195.0)	$(187.6)

(1)	See Note 10 – Earnings per Share for explanation of the calculation of diluted earnings per share.
(2)	Monthly recurring revenue (“MRR”), a non-GAAP measure, is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber earned in the last month of the period for contractual monitoring and maintenance services. This measure is reconciled below under the caption “Reconciliation of Non-GAAP Measures.”
(3)	Calculated based on period ending subscribers.
(4)	Calculated as a ratio, the numerator of which is customer cancellations, on an annualized basis, and the denominator of which is the average number of customers during the period. Customer relocations, reactivations, and dealer charge backs of contract cancellations are excluded from the calculation.
(5)	Profit from recurring services, a non-GAAP measure, reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues, as discussed under the caption “Key Performance Measures — Profit from Recurring Services.” This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.
(6)	Investment in new subscribers, a non-GAAP measure, is net expense (primarily marketing and selling expenses, including Brand Introduction costs) incurred to add new subscribers to the subscriber base as discussed under the caption “Key Performance Measures — Investment in New Subscribers.” This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.
(7)	Adjusted EBITDA from recurring services, a non-GAAP measure, is calculated as if the royalty rate had been approximately 1.25% of revenues for all periods presented. The royalty rate will remain at approximately 1.25% of revenues until the earlier of when we cease to use of certain BCO trademarks or the expiration of the license agreement on October 31, 2011. This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.
(8)	Adjusted cash invested in new subscribers, a non-GAAP measure, represents cash used to acquire new subscribers during the period and excludes costs related to the Brand Introduction. This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.

Three and Nine Months Ended September 30, 2009 compared to the Three and Nine Months Ended September 30, 2008

Revenues

Revenues increased $8.3 million or 6.1% to $143.7 million in the three months ended September 30, 2009 from $135.4 million in the comparable prior period. Revenues increased $22.6 million or 5.7% to $419.7 million in the nine months ended September 30, 2009 from $397.1 million in the comparable prior period. The increase was primarily due to 5.0% and 5.5% growth in the average subscriber base for the three and nine month periods, respectively. Additionally, MRR per ending subscriber increased 4.0% over the comparable prior period end. These increases were partially offset by a decline in pre-wire and trim-out revenues from our new housing construction customer acquisition channel (“Builder”), formerly referred to as Brink’s Home Technologies.

Cost of Revenues

Cost of revenues decreased $4.6 million or 6.0% to $71.7 million in the three months ended September 30, 2009 from $76.3 million in the comparable prior period. The decrease was due primarily to the decline in the royalty rate from approximately 7% of revenues in 2008, to approximately 1.25% of revenues in the same period of 2009, resulting in a reduction of royalty expense of $7.8 million for the three months ended 2009. Additionally, cost of revenues declined approximately $1.6 million due to lower expenses stemming from lower levels of activity in the Builder channel. These increases were partially offset primarily by a $2.3 million increase in impairment charges related to subscriber disconnects and an increase in costs to support the larger subscriber base. Cost of revenues was 49.9% of revenues in the three months ended September 30, 2009 and 56.4% in the comparable prior period. Had the royalty rate been approximately 1.25% of revenues in the comparable prior period, cost of revenues would have been $68.5 million or 50.6% of revenues. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of the royalty rate on cost of revenues.

Cost of revenues decreased $14.3 million or 6.5% to $204.8 million in the nine months ended September 30, 2009 from $219.1 million in the comparable prior period. The decrease was due primarily to the decline in the royalty rate from approximately 7% of revenues in 2008 to approximately 1.25% of revenues in the same period of 2009, resulting in a reduction of royalty expense of $22.4 million for the nine months ended 2009. Additionally, cost of revenues declined approximately $6.0 million due to lower expenses stemming from lower levels of activity in the Builder channel. This was partially offset in the period primarily by a $5.8 million increase in impairment charges related to subscriber disconnects and an increase in costs to support the larger subscriber base. Cost of revenues was 48.8% of revenues in the nine months ended September 30, 2009 and 55.2% in the comparable prior period. Had the royalty rate been approximately 1.25% of revenues in the comparable prior period in 2008, cost of revenues would have been $196.7 million or 49.5% of revenues. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of the royalty rate on cost of revenues.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased by $14.4 million or 39.0% to $51.3 million in the three months ended September 30, 2009 from $36.9 million in the comparable prior period. The increase was primarily due to $10.6 million of Brand Introduction costs, incremental costs to support the larger subscriber base, and increased general advertising, selling, and account servicing costs. These increases were partially offset by a $1.2 million favorable adjustment to the legal contingency accrual (see Note 9 – Commitments and Contingencies for further discussion). SG&A was 35.7% of revenues in the three months ended of 2009 and 27.3% in the prior comparable period. Excluding Brand Introduction costs, SG&A would have been $40.7 or 28.3% of revenues in the three months ended September 30, 2009. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of Brand Introduction costs on operating profit.

SG&A increased by $32.5 million or 29.6% to $142.2 million in the nine months ended September 30, 2009 from $109.7 million in the comparable prior period. The increase was primarily due to $13.9 million expense related to Brand Introduction costs, $4.0 million incremental litigation expense, incremental costs to support the larger subscriber base, and increased general advertising, selling, and account servicing costs. SG&A was 33.9% of revenues in the nine months ended of 2009 and 27.6% in the prior comparable period. Excluding Brand Introduction costs, SG&A would have been $128.3 or 30.6% of revenues in the nine months ended September 30, 2009. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of Brand Introduction costs on operating profit.

Operating Profit

Operating profit decreased $1.5 million or 6.6% to $21.3 million in the three months ended September 30, 2009 from $22.8 million in the prior comparable period, driven primarily by Brand Introduction costs and increased impairment charges related to customer disconnects, which were partially offset primarily by the decrease in the royalty rate, a favorable adjustment to the legal contingency accrual, and higher profits from recurring services on our larger subscriber base. Operating margin was 14.8% in the three months ended September 30, 2009 compared to 16.8% in the three months ended September 30, 2008. Excluding Brand Introduction costs, operating profit would have been $31.9 or 22.2% of revenue for the three months ended September 30, 2009. Had the royalty rate been approximately 1.25% of revenues in 2008, operating profit in the third quarter of 2008 would have been $30.6 million, or 22.6% operating margin. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of the royalty rate change and Brand Introduction costs on operating profit.

Operating profit increased $4.6 million or 6.6% to $73.9 million in the nine months ended September 30, 2009 from $69.3 million in the prior comparable period, driven primarily by the decrease in the royalty rate and higher profits from recurring services on our larger subscriber base. These improvements were partially offset primarily by Brand Introduction costs, higher litigation expense, and increased impairment charges related to customer disconnects. Operating margin was 17.6% in the nine months ended September 30, 2009 compared to 17.5% in the nine months ended September 30, 2008. Excluding Brand Introduction costs, operating profit would have been $87.8 or 20.9% of revenue for the nine months ended September 30, 2009. Had the royalty rate been approximately 1.25% of revenues in 2008, operating profit in the nine months ended September 30, 2008 would have been $91.7 million, or 23.1% operating margin. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of the royalty rate change and Brand Introduction costs on operating profit.

Provision for Income Taxes

Provision for income taxes in the three months ended September 30, 2009 decreased by $0.4 million to $8.2 million from $8.6 million as compared to the prior year comparable period. The change is due to the decrease in income before income taxes, partially offset by an increase in the effective tax rate to 38.5% in the current quarter from 38.0% in the prior comparable period.

Provision for income taxes increased by $2.5 million to $28.9 million in the nine months ended September 30, 2009 from $26.4 million in the prior comparable period. The change is due to growth in income before income taxes and an increase in the effective tax rate to 39.2% from 38.4% in the nine months ended September 30, 2009. The increase primarily reflects an increase in unfavorable permanent tax adjustments related to brand development costs.

Net Income and Earnings Per Share

In the three months ended September 30, 2009, we reported net income of $13.1 million, or $0.28 per diluted share, compared to $14.0 million, or $0.30 per pro forma share, for the prior comparable period. As previously discussed, in the three months ended September 30, 2009 we incurred Brand Introduction costs and increased impairment costs related to subscriber disconnects. These decreases were partially offset by the decrease in royalty expense, higher net profit from the larger subscriber base and a favorable adjustment to the legal contingency accrual. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of the royalty rate change and the Brand Introduction costs on net income.

In the nine months ended September 30, 2009, we reported net income of $44.9 million, or $0.98 per diluted share, compared to $42.3 million, or $0.92 per pro forma share, for the prior comparable period. As previously discussed, the nine months ended September 30, 2009 benefited from the decrease in the royalty expense and higher net profit from the larger subscriber base which were partially offset by Brand Introduction costs, increased litigation expense, and increased impairment costs related to subscriber disconnects. Net income for the nine months ended September 30, 2009 decreased $8.9 million, net of tax, due to Brand Introduction costs. The impact on diluted earnings per share was $0.19. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of the royalty rate change and the Brand Introduction costs on net income.

We believe that operating profit will continue to be impacted by higher costs, primarily marketing in nature, incurred in the Brand Introduction. Total Brand Introduction expenses, including marketing and other conversion costs, during 2009 are expected to range between $21 and $24 million. We spent $1.1 million in the first quarter of 2009, $2.2 million in the second quarter and $10.6 million in the third quarter on the Brand Introduction. We currently estimate that total costs of the Brand Introduction effort in the first half of 2009 and across the 24-month to 36-month period that began on July 1, 2009 will range from $60 million to $90 million on a pre-tax basis. The actual level of spending could increase or decrease depending on how quickly we are able to build brand recognition and our ability to attract new subscribers through our marketing efforts. Notwithstanding the $21 to $24 million of anticipated expense for the Brand Introduction, we expect that operating profit for 2009 will increase from the $94.0 million in operating profit we generated in 2008. We expect that the Brand Introduction costs will be funded from existing cash balances and future cash flows from operations. See the “Liquidity and Capital Resources” section for further discussion.

Monthly Recurring Revenue

MRR increased $3.6 million or 9.0% as of September 30, 2009 from the prior comparable period end primarily as the result of the 4.9% increase in the size of the subscriber base and a 4.0% increase in average recurring revenue per ending subscriber. The increase in MRR per subscriber is due to adding new subscribers at higher monthly monitoring rates, price increases, disconnecting customers having generally lower monthly recurring rates, and growth in additional chargeable services provided to both new and existing subscribers. We expect that MRR growth will continue to exceed subscriber base growth in the near term.

Subscriber Growth

During the three and nine months ended September 30, 2009, the subscriber base grew by 10,100 and 46,500 subscribers, respectively, achieving ending subscriber growth of 4.9% as compared to the prior comparable period. The subscriber base grew across most customer acquisition channels, with growth highest in the authorized dealer subscriber acquisition channel. While housing and overall market conditions are expected to remain challenging through the remainder of 2009 and into 2010, various operational initiatives are in place which we believe will continue to build our commercial and residential alarm installation and monitoring business. We believe installations will continue to exceed disconnects, leading to sustained subscriber growth in the mid-single digit range in the near term.

Disconnect Rate

The annualized disconnect rate for the three months ended September 30, 2009 increased to 9.4% from 9.0% in the comparable prior period, driven primarily by an increase in customer requested cancellations, with the most significant increase in customers indicating cancellation for financial reasons. The increase in customer requested cancellations was more pronounced in the first half of the quarter. An increase in customer disconnects resulting from account write-offs was offset by a decrease in disconnects associated with household moves during the third quarter of 2009 relative to the prior comparable period. Multi-family disconnects were not a significant driver of disconnect activity in the current period.

The disconnect rate calculated on a trailing twelve month basis as of September 30, 2009 was 8.1% compared to 7.3% calculated on a comparable basis for the prior year period. We continue to manage the disconnect rate by closely monitoring and adhering to established subscriber selection and retention processes. The disconnect rate may continue to increase in the near future due to factors beyond our control, including ongoing weakness in the economy and housing markets. We estimate that the full year disconnect rate for 2009 will range between 8.0% and 8.2% compared to the 7.5% full year rate for 2008.

Profit from Recurring Services

Profit from recurring services increased $11.6 million or 24.5% to $59.0 million during the three months ended September 30, 2009 from $47.4 million in the comparable prior period. The increase was due primarily to the decrease in the royalty rate of $6.8 million and higher net profits from our larger subscriber base, partially offset by increased impairment costs.

Profit from recurring services increased $20.5 million or 14.1% to $165.9 million during the nine months ended September 30, 2009 from $145.4 million in the comparable prior period. The increase was due primarily to the decrease in the royalty rate of $19.5 million and higher net profits from our larger subscriber base, partially offset by higher litigation expense and higher impairment charges related to customer disconnects.

Investment in New Subscribers

Investment in new subscribers increased $13.1 million to $37.7 million in the three months ended September 30, 2009 from $24.6 million in the prior year comparable period and increased $15.9 million to $92.0 million in the nine months ended September 30, 2009 from $76.1 million in the prior year comparable period. The increases were primarily the result of $10.6 million and $13.9 million incurred for the Brand Introduction during the three and nine months ended September 30, 2009, respectively, and increased general advertising and selling costs.

Adjusted EBITDA from Recurring Services

Adjusted EBITDA from recurring services increased $8.6 million or 10.5% to $90.5 million in the three months ended September 30, 2009 from $81.9 million in the prior year comparable period. The increase was primarily the result of subscriber base growth and higher monthly recurring revenue.

Adjusted EBITDA from recurring services increased $13.2 million or 5.5% to $252.9 million in the nine months ended September 30, 2009 from $239.7 million in the prior year comparable period. The increase was primarily the result of subscriber base growth and higher monthly recurring revenue, partially offset by higher litigation expense.

Adjusted Cash Invested in New Subscribers

Adjusted cash invested in new subscribers increased $5.3 million or 8.5% to $67.3 million in the three months ended September 30, 2009 from $62.0 million in the prior year comparable period. Adjusted cash invested in new subscribers increased $7.4 million or 3.9% to $195.0 million in the nine months ended September 30, 2009 from $187.6 million in the prior year comparable period. These increases were primarily due to increased advertising and selling costs, higher materials costs, and an increase in the average cost of accounts acquired from our authorized dealers. Materials costs increased due primarily to an increase in the installation of wireless product. We anticipate that this additional investment will be recovered through profit from recurring services.

Subscriber Activity

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Subscriber activity in thousands)	2009	2008		2009	2008
Number of subscribers:
Beginning of period	1,338.0	1,271.5	5.2	1,301.6	1,223.9	6.3
Installations(a)	41.8	42.7	(2.1)	127.5	131.5	(3.0)
Disconnects(a),(b)	(31.7)	(28.9)	9.7	(81.0)	(70.1)	15.5

End of period	1,348.1	1,285.3	4.9	1,348.1	1,285.3	4.9

Average number of subscribers	1,342.6	1,279.1	5.0	1,328.1	1,259.0	5.5
Annualized disconnect rate(c)	9.4	9.0		8.1	7.4
Disconnect rate, excluding multifamily disconnects(d)	9.3	8.5		8.1	7.1
Twelve month trailing disconnect rate (e)				8.1	7.3

(a)	Customers who move from one location and then initiate a new monitoring agreement at a new location, totaling 6,200 and 6,400 for the three months ended September 30, 2009 and 2008, respectively, and 15,800 and 17,900 for the nine months ended September 30, 2009 and 2008, respectively, are not included in either installations or disconnects. Dealer accounts cancelled and charged back to the dealer during the specified contract term are excluded from installations and disconnects.
(b)	Inactive sites that are returned to active service, which we call system takeovers, reduce disconnects and were 7,400 and 7,000 for the three months ended September 30, 2009 and 2008, respectively, and 19,900 and 19,800 for the nine months ended September 30, 2009 and 2008, respectively.
(c)	The annualized disconnect rate is a ratio. The numerator is the number of customer cancellations during the period multiplied by the appropriate ratio for the three and nine month periods. The denominator is the average number of customers during the period. The gross number of customer cancellations is reduced for customers who move from one location and then initiate a new monitoring agreement at a new location, disconnected accounts charged back to the dealers because the customers cancelled service during the specified contractual term, and inactive sites that are returned to active service during the period.
(d)	Disconnect rate as defined in Note (c), excluding multifamily account cancellations.
(e)	Twelve month trailing disconnect rate is a ratio. The numerator is the aggregate number of net customer cancellations during the preceding four fiscal quarters, including multi-family account cancellations, and the denominator is the average number of customers during the same period.

Reconciliation of Non-GAAP Measures

Operating Results Adjusted for Brand Introduction Costs and Royalty Rate

Our results of operations include costs related to our Brand Introduction and royalty expense that is charged to us by BCO for the use of certain trademarks. The rate utilized for the three and nine months ended September 30, 2008 was approximately 7% of revenues in the United States and 3% of revenues outside of the United States. However, for the three and nine months ended September 30, 2009 the rate used was approximately 1.25% of revenues for both within and outside the United States. For comparability of financial results, we present operating results adjusted by Brand Introduction costs and the 1.25% royalty rate for the three and nine months ended September 30, 2008. This supplemental non-GAAP information should be reviewed in conjunction with our historical condensed consolidated statements of income.

The table below reconciles operating results adjusted by the 1.25% royalty rate and Brand Introduction costs to GAAP operating results for the three and nine months ended September 30, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except EPS)	2009	2008	2009	2008
Non-GAAP Operating Profit	$31.9	$30.6	$87.8	$91.7
Brand Introduction	(10.6)	—	(13.9)	—
Adjustment to royalty rate	—	(7.8)	—	(22.4)

GAAP Operating Profit	$21.3	$22.8	$73.9	$69.3

Non-GAAP Net Income	$19.6	$18.8	$53.8	$56.1
Brand Introduction	(10.6)	—	(13.9)	—
Adjustment to royalty rate	—	(7.8)	—	(22.4)
Tax effect of adjustments	4.1	3.0	5.0	8.6

GAAP Net Income	$13.1	$14.0	$44.9	$42.3

Non-GAAP Earnings per share — diluted	$0.42	$0.40	$1.17	$1.22
Brand Introduction	(0.23)	—	(0.30)	—
Adjustment to royalty rate	—	(0.17)	—	(0.49)
Tax effect of adjustments	0.09	0.07	0.11	0.19

GAAP earnings per share — diluted	$0.28	$0.30	$0.98	$0.92

Monthly Recurring Revenues

MRR is a non-GAAP measure used to evaluate performance. We believe the presentation of MRR is useful to investors because the measure is widely used in the industry to assess the amount of recurring revenues from subscriber, monitoring, and other service fees. This supplemental non-GAAP information should be reviewed in conjunction with our historical consolidated statements of income.

The table below reconciles monthly recurring revenues, a non-GAAP measure, to revenues, its closest GAAP counterpart.

	Nine Months Ended September 30,
(In millions)	2009	2008
Monthly recurring revenues (“MRR”)(a)	$43.4	$39.8
Amounts excluded from MRR:
Amortization of deferred revenue(b)	3.3	3.4
Other revenues(c)	1.2	2.0

Revenues on a GAAP basis:
September	47.9	45.2
January — August	371.8	351.9

Reported GAAP January — September Revenue	$419.7	$397.1

(a)	MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.
(b)	Includes amortization of deferred revenue related to active subscriber accounts and recognition of deferred revenue related to subscriber accounts that disconnect.
(c)	Other revenues are not pursuant to monthly contractual billings, including but not limited to revenue from commercial product sales, on-call service revenue, and pre-wire and trim-out revenue from the Builder channel. Other revenues also include terminated contract penalty billings for breached contracts, pass-through revenue (alarm permit fees, false alarm fines, etc.), and partial month revenues recognized from customers who disconnected during the last month of the period and are therefore not included in MRR. This amount is reduced for adjustments recorded against revenue (primarily customer goodwill credits and other billing adjustments), and for the amount included in MRR for new customers added during the last month of the period for those portions of the month for which revenues were not recognized for such customers.

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

The table below reconciles profit from recurring services and investment in new subscribers for the three and nine months ended September 30, 2008 and 2009, to operating profit, their closest GAAP counterpart.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Profit from recurring services(a)	$59.0	$47.4	$165.9	$145.4
Investment in new subscribers(b)	(37.7)	(24.6)	(92.0)	(76.1)

Operating profit	$21.3	$22.8	$73.9	$69.3

(a)	Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues.
(b)	Primarily marketing and selling expenses including the Brand Introduction costs of $10.6 million and $13.9 million for the three and nine months ended 2009, respectively, net of the deferral of subscriber acquisition costs (primarily a portion of sales commissions and related costs) incurred in the acquisition of new subscribers. This metric also includes operating expenses related to the Builder channel.

Adjusted EBITDA from Recurring Services and Adjusted Cash Invested in New Subscribers

Adjusted EBITDA from recurring services and adjusted cash invested in new subscribers are measures used to monitor our cash flow performance. We believe the presentation of adjusted EBITDA from recurring services is useful to investors as it provides a reasonable representation of the Company’s ability to generate cash from our established subscriber base, and adjusted cash invested in new subscribers illustrates the cash used to grow the subscriber base. This supplemental non-GAAP information should be reviewed in conjunction with our historical consolidated statements of cash flows.

The table below reconciles adjusted EBITDA from recurring services and adjusted cash invested in new subscribers for the three and nine months ended September 30, 2009 and 2008, to operating profit, their closest GAAP counterpart.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Adjusted EBITDA from recurring services	$90.5	$81.9	$252.9	$239.7
Adjustment to royalty rate(a)	—	(6.8)	—	(19.5)
Depreciation and amortization	(23.0)	(21.5)	(67.8)	(63.9)
Impairment charges from subscriber disconnects	(18.9)	(16.7)	(48.7)	(41.4)
Amortization of deferred revenue	10.4	10.5	29.5	30.5

Profit from recurring services	59.0	47.4	165.9	145.4

Adjusted cash invested in new subscribers	(67.3)	(62.0)	(195.0)	(187.6)
Deferred revenue from new subscribers (current year receipts)	(9.9)	(10.7)	(30.5)	(34.3)
Deferred subscriber acquisition costs (current year payments)	5.3	5.8	16.4	17.9
Security system capital expenditures(b)	44.8	42.3	131.0	127.9
Brand Introduction(c)	(10.6)	—	(13.9)	—

Investment in new subscribers	(37.7)	(24.6)	(92.0)	(76.1)

Operating profit	$21.3	$22.8	$73.9	$69.3

(a)	Our results of operations include a royalty expense that was charged to us by our former parent company for use of certain trademarks. The rate utilized for the three and nine months ended September 30, 2008 was approximately 7% of revenues in the United States and 3% of revenues outside of the United States. However, for the three and nine months ended September 30, 2009, the rate used was approximately 1.25% of revenues for both within and outside the United States. For comparison purposes, the current royalty rate of 1.25% was used for the three and nine months ended September 30, 2008. During 2008, a portion of royalty expense was allocated to investment in new subscribers (and is therefore excluded from this adjustment).
(b)	Amount excludes non-security system capital expenditures of $3.3 million and $10.2 million for the three and nine months ended September 30, 2009 and $2.9 million and $7.4 million for the prior year comparable periods.
(c)	Brand Introduction expenses are excluded from adjusted cash invested in new subscribers.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Cash flows from operations include cash received from monthly recurring revenue and upfront installation fees received from customers less cash costs to monitor subscribers (including cash corporate costs and cash taxes paid) and certain costs, principally marketing and selling costs, associated with new customer installations. Cash used in investing activities is primarily spent on capital expenditures consisting of equipment, labor, and overhead costs incurred to install security systems for new subscribers and on costs to purchase newly installed security systems from authorized dealers. Prior to the Spin-off, cash flows from financing activities were primarily related to distributions from and contributions to BCO. See Note 2 – Transactions with Related Parties to the consolidated financial statements for a discussion of our ongoing relationship with BCO after the Spin-off.

Summary Cash Flow Information

The following table shows selected information from our statement of cash flows for the periods presented.

	Nine Months Ended September 30,
(In millions)	2009	2008
Cash flows from:
Operating activities	$185.0	$154.5
Investing activities	(141.2)	(135.3)

Cash flows available for financing activities	$43.8	$19.2

Financing activities	$0.9	$(18.3)

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Cash Flow from Operating Activities

Operating cash flow increased by $30.5 million to $185.0 million in the nine months ended September 30, 2009 from $154.5 million in the prior comparable period, primarily due to the positive effects of a larger subscriber base, a reduction in the royalty rate, and a reduction in cash income taxes paid (with an offsetting increase in deferred income tax liability) resulting from electing bonus depreciation for federal tax purposes on certain capital assets placed in service in the nine months ended September 30, 2009. Additionally, in the nine months ended September 30, 2008, we paid $18.7 million for current income tax liabilities to BCO.

Cash Flow from Investing Activities

Investing cash outflows increased by $5.9 million to $141.2 million in the nine months ended September 30, 2009 from $135.3 million in the comparable prior period. Non-security system capital expenditures increased to $10.2 million in the nine months ended September 30, 2009 compared to $7.4 million in the comparable prior period primarily due to the expansion of, and improvements to, our facilities and upgrades in telecommunication and computer equipment. Capital expenditures for security systems increased by $3.1 million to $131.0 million in the nine months ended September 30, 2009 relative to the comparable prior period. The majority of our capital expenditures are for equipment, labor, overhead costs incurred to install security systems for new subscribers, and costs to purchase new sites from authorized dealers. The average capital expenditure per new customer site, including new sites installed for existing customers who relocated, increased by $58 to $914 in the nine months ended September 30, 2009 from $856 in the comparable prior period due primarily to a change in the ratio of security assets acquired from dealers to security assets installed by Company field offices (security assets acquired from dealers have higher average capitalized costs) and an increase in the installation of wireless product. We anticipate that this additional investment will be recovered through future profit from recurring services.

Cash Flow from Financing Activities

During the nine months ended September 30, 2009, financing activities were minimal and consisted of proceeds from stock option exercises. Cash flows from financing activities of $18.3 million in the nine months ended September 30, 2008 were primarily contributions to BCO resulting from positive net cash flow from operating and investing activities.

Debt Obligations

In 2008, we entered into a credit agreement that provides for a $75 million unsecured revolving credit facility provided by a bank group led by JPMorgan Chase Bank, N.A (the “Credit Facility”). A portion of the Credit Facility, up to $15 million, may be used to issue letters of credit. Additionally, the Credit Facility has an expansion feature providing an option to increase the commitment by up to $50 million, under certain conditions. We intend to use the proceeds of the Credit Facility, as necessary, to support our working capital needs, the growth of the business, and for other general corporate purposes. For the nine months ended September 30, 2009, no borrowings have been made under the Credit Facility, but we have used a portion of our capacity under the Credit Facility to issue letters of credit totaling $2.7 million. See Note 6 – Credit Agreement to the condensed consolidated financial statements for further information regarding the Credit Facility.

Liquidity

We believe our cash flows from operations will be sufficient to satisfy future working capital, capital expenditures, and financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described elsewhere in this Form 10-Q. If we are unable to generate sufficient cash flows from operations, we may be required to seek other financing alternatives. Based upon our current cash balance, availability under the Credit Facility, and cash inflows from operations, we believe we have sufficient liquidity to pursue our plans for subscriber growth and to execute the Brand Introduction. Additionally, in February 2009, the U.S. Congress passed and the President signed a stimulus package that contains a provision for bonus depreciation for federal income tax purposes on certain types of capital assets placed in service in 2009. This provision will substantially eliminate our 2009 federal current tax liability, deferring cash payment for those taxes into subsequent years, beginning in 2010. Our cash payments for income taxes during 2010 are expected to approximate our provision for income taxes for the year.

Pursuant to the Tax Matters Agreement (“TMA”), BCO elected several tax accounting method changes that have been implemented in BCO’s U.S. Federal 2008 consolidated tax return which included our operating results prior to the Spin-off. As a result of these elections, our current deferred tax asset decreased by $16.4 million and noncurrent deferred tax liabilities increased by $11.5 million. These elections change the timing and amount of deductions in future tax returns, possibly impacting our future cash tax payments. Under current tax law, we do not anticipate a significant increase in future cash tax payments due to these elections provided we continue to grow our subscriber base and defer substantial amounts of revenue collected from subscribers. See Note 2 – Transactions with Related Parties for further information.

Contractual Obligations and Off-Balance Sheet Arrangements

In connection with the Spin-off, BCO agreed to indemnify us for all liabilities related to BCO’s former coal operations and certain tax liabilities under the TMA. Refer to Note 9 – Commitments and Contingent Liabilities for further information regarding indemnification of BCO’s coal liabilities and Note 4 – Income Taxes in our condensed consolidated financial statements for further information about the TMA.

Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in our Form 10-K.

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

There have been no changes in our critical accounting policies during the nine months ended September 30, 2009. For a further discussion of the judgments management makes in applying its accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 – Description of Business, The Spin-off, Basis of Presentation and Significant Accounting Policies to the condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no changes in our quantitative and qualitative market risk during the nine months ended September 30, 2009. Information about our market risk was disclosed in our Form 10-K.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the oversight of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Before the Spin-off, the Company relied on certain financial information and resources of BCO to manage certain aspects of the Company’s business and report results, including investor relations and corporate communications, accounting, tax, legal, human resources and benefit plan administration and reporting, general management, real estate, treasury, including insurance and risk management, and oversight functions such as Board of Directors and internal audit, including Sarbanes Oxley compliance. In conjunction with the Company’s separation from BCO, the Company has enhanced its own financial, administrative, and other support systems. The Company has expanded its internal accounting, reporting, legal, and internal auditing departments, and has reformed its policies and systems, as needed, to meet all regulatory requirements on a stand-alone basis.

Other than those noted above, there were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2009, a Michigan state circuit court jury rendered a verdict against the Company for $4.2 million pertaining to claims made by a terminated employee of the Company. On July 7, 2009, the trial court entered judgment in favor of the plaintiff for $4.7 million. This amount included approximately $0.5 million in pre-judgment interest and attorney fees. After post-trial proceedings, on September 25, 2009, the trial court entered a revised judgment in the amount of approximately $3.5 million. The amount of the revised judgment has been included in other accrued liabilities as of September 30, 2009. On October 16, 2009, the Company filed to appeal the revised judgment. In connection with the appeal, the trial court ordered a stay of execution on the judgment which requires the Company to post an appeal bond.

Item 1A.	Risk Factors.

The following risk factors have been revised from the risk factors included in our Form 10-K.

We are subject to contractual limitations on the use of certain BCO trademarks which have required us to develop a new brand for our business.

Prior to the Spin-off, we operated as a subsidiary of BCO, and marketed our products and services using BCO’s brand name and logos. In connection with the Spin-off, we entered into a Brand Licensing Agreement with a subsidiary of BCO that grants us the right to use certain trademarks, in the United States, Canada and Puerto Rico in connection with the provision of certain products and services. These rights will extend for up to no more than three years (that is, until October 31, 2011), subject to certain terms and conditions, after which we will no longer have the right to use BCO’s brand name. In addition, following the expiration of a five-year non-compete agreement between us and BCO on October 31, 2013, BCO will be able to operate a separate alarm monitoring business using their brand name in the United States, Canada and Puerto Rico.

We have incurred and will continue to incur significant expense in connection with building recognition of our new brand.

On June 30, 2009, we announced our new brand name, Broadview Security. In doing so, we have incurred costs associated with developing our new brand and will incur substantial costs in building recognition of our new brand. There is uncertainty regarding the timing, duration and the amount of the total expenses that may be incurred in the brand building effort. We anticipate an incremental investment of primarily marketing expense that could range from $60 to $90 million spread out over a minimum of 24 months following the new brand launch. These estimates are dependent on general economic and strategic marketing decisions that will be made during the transition to the new brand and are therefore subject to change.

Our new brand may not achieve similar brand recognition as our heritage brand, which could adversely affect our business and profitability.

As we introduce the Broadview Security brand name to potential and existing customers, there is some risk that the volume of new installations and the disconnect rate could be negatively impacted. Despite our efforts, we may not be successful in achieving an acceptable level of recognition of our new brand. If we are not successful in achieving recognition for our new brand, our competitive position may be weakened and we may lose market share. However, these risks may be mitigated as we will use our heritage name concurrently with our new brand during the initial phases of the new brand launch.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

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

Date: November 5, 2009