Form 10-K/A
period 2009-12-31
Brink's Home Security Holdings, Inc.
filed 2010-04-06
CIK 1436040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 5, 2010, there were issued and outstanding 45,872,480 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Brink’s Home Security Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the Securities and Exchange Commission (“SEC”) on February 24, 2010 (“Original Form 10-K”). This Amendment No. 1 is being filed for the sole purpose of including information in Part III, Items 10 through 14, because a definitive proxy statement for election of directors will not be filed with the SEC within 120 days after the end of our 2009 fiscal year.

The reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In addition, Part III, Items 10 through 14 of the Original Form 10-K have been amended and restated in their entirety and Part IV, Item 15 “Exhibits” of the Original Form 10-K has been amended and restated solely to include as exhibits the new certifications required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

There are no other changes to the Original Form 10-K other than those outlined above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context.

BRINK’S HOME SECURITY HOLDINGS, INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2009

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following section sets forth certain information concerning our directors and executive officers, including a five-year employment history and any directorships held in public companies. With respect to our directors, we also include information regarding the specific experience, qualifications, attributes or skills that led to the conclusion that such person should serve as a director of the Company, in light of our business and structure.

Name	Age	Position with the Company

Robert B. Allen	56	President, Chief Executive Officer and Director
John S. Brinzo	68	Director
Michael S. Gilliland	47	Director
Lawrence J. Mosner	68	Director
Carl S. Sloane	73	Chairman and Director
Carroll R. Wetzel, Jr.	66	Director
John S. Davis	53	Senior Vice President – General Counsel and Secretary
Shawn L. Lucht	43	Executive Vice President – Operations
Steven E. Neace	51	Senior Vice President – Field Operations
Stacey V. Rapier	45	Senior Vice President – Human Resources
Robert D. Trotter	48	Senior Vice President and Chief Information Officer
Carole L. Vanyo	48	Senior Vice President – Customer Operations
Stephen C. Yevich	54	Executive Vice President and Chief Financial Officer

Robert B. Allen, President, Chief Executive Officer and Director - 56, has served as President of Broadview Security, Inc. (formerly Brink’s Home Security, Inc.), a wholly-owned subsidiary of the Company, since April 2001, and as President and Chief Executive Officer of the Company since September 2008. Mr. Allen also served as Executive Vice President and Chief Operating Officer of the Company from August 1999 through March 2001. Mr. Allen has significant and extensive experience with and knowledge of the Company, its operations and the home security industry, as well as chief executive officer-level experience in risk management, brand management and customer service. Through his service on the Board of Directors of the Company, he has also gained experience in the areas of strategic planning, risk oversight, and corporate governance. Prior to joining the Company, Mr. Allen was Executive Vice President — Sales and Marketing for Aegis Communications, a provider of business process outsourcing. Prior to Aegis, he was Chief Operating Officer for ATC Communications Group, a telemarketing company in Irving, Texas, and spent more than 16 years in various management positions with Pepsico, Inc. Mr. Allen has been a director of the Company since 2008. His current term as a director of the Company expires in 2012.

John S. Brinzo, Director - 68, is the retired Chairman of Cliffs Natural Resources, Inc. (formerly Cleveland-Cliffs Inc.), a supplier of iron ore products to the steel industry in North America, China and Europe. During the past five years, Mr. Brinzo has served as a director of Alpha Natural Resources, Inc., AK Steel Holding Corporation, Delta Airlines, Inc., Cleveland-Cliffs, Inc., and The Brink’s Company. Mr. Brinzo has financial, executive officer and international business operations experience through his leadership of Cliffs Natural Resources. Mr. Brinzo also served as Chairman of Cleveland-Cliffs Inc. from August 2006 until his retirement in May 2007; Chairman and Chief Executive Officer from June 2005 through August 2006; Chairman, President and Chief Executive Officer from July 2003 through May 2005; Chairman and Chief Executive Officer from January 2000 through June 2003; and President and Chief Executive Officer from November 1997 through December 1999. Mr. Brinzo has also gained extensive experience and knowledge through his service on the boards of directors of other publicly-traded companies and the Company’s Board of Directors in audit, risk oversight matters, and executive compensation. Mr. Brinzo has been a director of the Company since 2008. His current term as a director of the Company expires in 2011.

Michael S. Gilliland, Director - 47, is the current Chairman of the Board of Directors and Chief Executive Officer of Sabre Holdings Corporation. Mr. Gilliland has significant chief executive officer-level experience in risk management, brand management and customer service. Through his service as CEO of publicly-traded and privately-held companies and on the Board of Directors of the Company, he has also gained experience in the areas of audit, executive compensation, risk oversight matters, strategic planning, and corporate governance. Mr. Gilliland was elected Chairman of the Board of Directors of Sabre Holdings in November 2004 and was elected President and Chief Executive Officer of Sabre Holdings in December 2003. Mr. Gilliland also served as President and Chief Executive Officer of Travelocity.com, a wholly owned subsidiary of Sabre, from May 2002 through December 2003. Prior to Travelocity, Mr. Gilliland was Executive Vice President of Sabre from March 2001 through December 2003. Mr. Gilliland has been a director of the Company since 2008. His current term as a director of the Company expires in 2012.

Lawrence J. Mosner, Director - 68, is the retired Chairman and Chief Executive Officer of Deluxe Corporation, a company that helps financial institutions and small businesses better manage, promote, and grow their businesses. During the past five years, Mr. Mosner has served as a director of Deluxe Corporation and The Brink’s Company. Mr. Mosner has significant chief executive officer and director-level experience through his leadership of Deluxe Corporation. Through his role as CEO of a public corporation and service on the Board of Directors of the Company, he has also gained experience in the areas of audit, executive compensation, risk oversight matters, strategic planning, and corporate governance. Mr. Mosner served as Chairman and Chief Executive Officer of Deluxe Corporation from 2000 until his retirement in November 2005. Mr. Mosner has been a director of the Company since 2008. His current term as a director of the Company expires in 2010.

Carl S. Sloane, Chairman and Director - 73, is a private consultant and the Ernest L. Arbuckle Professor of Business Administration, Emeritus, at Harvard University, Graduate School of Business Administration. During the past five years, Mr. Sloane has served as a director of AlixPartners/Questor Partner Holdings, Rayonier, Inc., and The Brink’s Company. With 30 years of experience in management consulting before entering academia, Mr. Sloane has particular expertise in the areas of strategic planning and analysis, and is familiar with corporate governance and public company board processes. Through his service on the boards of directors of other publicly-traded companies and the Board of Directors of the Company, he has also gained experience in the areas of executive compensation, risk oversight matters, strategic planning, and corporate governance. From 2005 to 2006, he served as Co-Chairman of AlixPartners/Questor Funds Holdings, LLC. From 1991 to 2000, he served as the Ernest L. Arbuckle Professor of Business Administration at Harvard University, Graduate School of Business Administration. Mr. Sloane has been a director of the Company since 2008. His current term as a director of the Company expires in 2010.

Carroll R. Wetzel, Jr., Director - 66, is a retired investment banker having served in corporate finance with the firms; Dillon Read & Co., Inc., Smith Barney, Chemical Bank and Chase Manhattan Bank, following the merger of those two institutions. Mr. Wetzel served as a member of the Board of Directors of Laidlaw International, Inc., a North American transportation services company, from 2003 until it was acquired in October 2007. During the past five years, Mr. Wetzel has served as a director of Safety Components International, Inc., The Brink’s Company, Exide Technologies and PHH Corporation. Through his service on the boards of directors of other publicly-traded companies and the Board of Directors of the Company, he has also gained experience in the areas of audit, risk oversight matters, strategic planning, and corporate governance. From 2000 to 2005, he served as Chairman of the Board of Directors of Safety Components International, Inc., a supplier of automotive airbag fabric and cushions and technical fabrics. In 2003 Mr. Wetzel served as the Vice Chairman and Lead Director for Arch Wireless. Mr. Wetzel has been a director of the Company since 2008. His current term as a director of the Company expires in 2011.

John S. Davis, Senior Vice President - General Counsel and Secretary - 53, has served as Senior Vice President - General Counsel and Secretary of the Company since May 2008. During the year prior to joining the Company, Mr. Davis was a consultant for Major, Lindsey & Africa, a legal search firm. Mr. Davis also served as Executive Vice President and General Counsel for Carreker Corporation, a software and consulting company, from April 2005 through May 2007. Prior to Carreker, Mr. Davis was Senior Vice President, General Counsel and Secretary for Dave & Buster’s Inc., a restaurant and entertainment company, for over three years. Mr. Davis received his JD from the University of Texas School of Law and his bachelor’s degree in Journalism from the University of Texas at Austin.

Shawn L. Lucht, Executive Vice President - Operations - 43, has served as Executive Vice President - Operations since November 2009. Mr. Lucht began his career with the Company in June of 1991. He has held a variety of management roles of increasing responsibility during his tenure with the Company including Vice President — Brink’s Home Technologies, Vice President — Business Development, and Senior Vice President - Strategy and Corporate Development. Mr. Lucht received both his Bachelor of Business Administration and Masters of Business Administration from the University of Texas at Arlington.

Steven E. Neace, Senior Vice President - Field Operations - 51, has served as Senior Vice President - Field Operations of the Company since March 1996. Mr. Neace joined the Company in September 1990 and has served in various management capacities within the organization, including: Branch Manager, Director of Customer Relations and Vice President — National Operations. Mr. Neace received a Bachelor of Science degree in Business Administration from Arizona State University.

Stacey V. Rapier, Senior Vice President - Human Resources - 45, has served as Senior Vice President - Human Resources of the Company since July 2007. Ms. Rapier also served as Vice President - Human Resources of the Company from January 2001 to June 2007. Prior to joining the Company, Ms. Rapier held the position of Vice President of People & Corporate Services for The M/A/R/C Group, a marketing and research company, for two years and Vice President of People Development for AT&T Wireless from 1996 to 1999. Ms. Rapier received her Bachelor of Science in Business Administration from the University of Kansas.

Robert D. Trotter, Senior Vice President and Chief Information Officer - 48, has served as Senior Vice President and Chief Information Officer of the Company since July 2007. Mr. Trotter served as Vice President - Information Technology from September of 2001 through June 2007. Prior to joining the Company, Mr. Trotter served as the Vice President/CIO for Vartec Telecom from 1998 to 2001. Mr. Trotter received his BBA in Business Computer Information Systems from the University of North Texas.

Carole L. Vanyo, Senior Vice President - Customer Operations - 48, has served as Senior Vice President - Customer Operations of the Company since September 2001. Ms. Vanyo joined the Company in May of 1998 as Vice President - Customer Operations. Prior to joining the Company, Ms. Vanyo was the Director of Customer Care for AT&T Wireless from 1995 to 1998. Ms. Vanyo received her Bachelor of Science in Business Administration from the University of Arizona.

Stephen C. Yevich, Executive Vice President and Chief Financial Officer - 54, has served as Executive Vice President of the Company since November 2009 and as Chief Financial Officer of the Company since August 2001. He joined the Company in May 1998 as Senior Vice President - Finance and also served as Treasurer from February 2000 through June 2008. Prior to joining the Company, Mr. Yevich was Chief Financial Officer for Communications Expo, an electronics retailer, from 1996 to 1998 and served as Controller for Michael’s Stores, an arts and crafts retailer, from 1988 to 1996. Mr. Yevich received his Bachelor of Science in Accounting and Business Administration from Washington and Lee University and his Masters of Management with concentrations in Finance and MIS from Northwestern University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and any persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the SEC and the New York Stock Exchange reports of beneficial ownership and changes in beneficial ownership of the Company’s Common Stock and other equity securities of the Company. Officers, directors and greater-than-10% shareholders are required by SEC rules and regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during 2009, its officers, directors and greater-than-10% beneficial owners timely filed all required reports with the exception of the inadvertent late filing of a Form 4 report on June 22, 2009 by Messrs. Brinzo, Gilliland, Mosner, Sloane and Wetzel to report the allocation of stock units under the Directors’ Stock Accumulation Plan on June 1, 2009.

Business Code of Ethics

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

Changes to Procedures for Shareholders to Nominate Persons for Election to the Board of Directors

During 2009, the Company did not make any material changes to the procedures by which shareholders may recommend nominees to our Board of Directors.

Audit and Finance Committee

The Audit Committee, established in accordance with applicable provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), operates under a written charter, which is available at http://www.investors.brinkshomesecurity.com under the “Corporate Governance” tab. The Audit Committee, among other things, oversees the integrity of regular financial reports and other financial information we provide to the Securities and Exchange Commission (the “SEC”) or the public, recommends the selection of an independent registered public accounting firm by shareholders at our annual meeting, confers with our independent registered public accounting firm to review the plan and scope of their proposed audit as well as their findings and recommendations upon the completion of the audit, and meets with the independent registered public accounting firm and with our appropriate financial personnel and internal auditors regarding our internal controls, practices and procedures. The Audit Committee currently consists of Mr. Lawrence J. Mosner, as Chairman, and Messrs. Brinzo, Gilliland and Wetzel. The Board has examined the composition of the Audit Committee and found the members to meet the independence requirements set forth in the listing standards of the New York Stock Exchange and in accordance with the Audit Committee charter. The Board of Directors has also identified Mr. Mosner as an “audit committee financial expert” as that term is defined in the rules promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2002. The Board of Directors has also determined that each of the members of the Audit Committee is financially literate and has accounting or related financial management expertise as such terms are interpreted by the Board of Directors in its business judgment. None of the Company’s Audit Committee members simultaneously serve on more than two other public company audit committees.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis (“CD&A”) is intended to provide an overview of the Company’s executive compensation objectives and policies for our named executive officers. Included in this CD&A is an overview of our compensation philosophy and objectives, the role of the compensation consultant, the process for setting executive compensation, a comparison of the compensation of our named executives to market information, the elements and mix of the compensation paid to our named executives, and an analysis of our 2009 compensation.

Compensation Philosophy and Objectives

The primary objectives of our executive compensation program are to (i) support a performance-oriented environment that rewards achievement of our business objectives; (ii) provide a level of compensation consistent with market practices allowing us to attract, retain, motivate, and develop executives whose abilities are considered essential to our long-term success and competitiveness; and (iii) reward our executives for their long-term strategic management and enhancement of shareholder value through the use of equity compensation while aligning their long-term financial interests with those of our shareholder owners.

The Role of the Compensation Consultant

The Compensation Committee has retained Towers Perrin (“Compensation Consultant”) as its independent outside compensation consultant to advise it in connection with executive compensation matters. During 2009, the Compensation Consultant regularly attended Compensation Committee meetings as requested and reported directly to the Compensation Committee on matters relating to compensation for the Company’s named executive officers including providing market data, historical compensation information, internal equity comparisons, competitive practice information and recommendations regarding appropriate comparator groups, compensation trends and compensation strategy.

Additionally, the Compensation Consultant consulted with certain executives, including the CEO and President and the Senior Vice President, Human Resources, as appropriate. The Compensation Consultant does not provide any material services to the Company or its senior management other than those provided in connection with its engagement by the Compensation Committee.

Process for Setting Executive Compensation

The Compensation Committee regularly meets with the CEO and President and the Senior Vice President of Human Resources to receive reports and recommendations regarding the compensation of our executive officers. These reports include the value of compensation paid, such as base salary, annual and long-term incentive compensation, competitive pay practices, and benefits. The Compensation Committee approves or recommends to the Board for approval all compensation decisions for the named executive officers, including the grant of equity awards.

At the commencement of 2009, the CEO and President submitted recommendations to the Compensation Committee on the base salary, annual target bonus amount, and long-term incentive to be offered to each executive officer for 2009. These recommendations were developed in consultation with the Senior Vice President, Human Resources and accompanied by market data prepared by our compensation consultant.

Factors Considered in Determining Executive Compensation

It is our practice to provide our executive officers with compensation opportunities that are based upon their individual performance, the performance of the Company and their contribution to that performance.

Our executive compensation policies are applied in the same manner to all of our named executive officers, taking into account their relative responsibilities, performance and authority. The differences in amounts of compensation for each named executive officer reflect the significant differences in the scope of responsibilities and authority attributed to their respective positions and individual performance.

The Compensation Committee periodically evaluates the reasonableness and competitiveness of our executive compensation programs by reviewing information on market pay levels obtained from various sources, including nationally recognized compensation surveys and information taken from SEC filings of selected, publicly-traded companies to confirm its understanding of information provided in the survey described below. The Compensation Committee considers this information in determining competitive pay levels and compensation structures. In setting compensation levels for our named executive officers and other executives, the Compensation Committee aims to provide target short-term and long-term compensation that is competitive with market practice. Individual short-term and long-term compensation may be more or less competitive when warranted by individual or corporate performance.

The Compensation Committee also considers both the cost and the motivational value of the various components of compensation. The Compensation Committee believes that the long-term incentive component of our executives’ compensation is best delivered in the form of equity thus providing financial rewards that are more directly linked to increases in company value and stock price over the long term, therefore aligning our executives’ interests with the economic interests of our shareholders.

To ensure that our compensation programs are competitive in the marketplace, the Compensation Committee compared our programs to those at other companies that participate in the Towers Perrin General Industry Executive Survey. For 2009, this survey group (over 700 participating companies) was size adjusted using regression analysis, where applicable, to obtain information similar to our revenue size. The Compensation Committee’s consultant summarizes and reviews this information with the Compensation Committee.

The Compensation Committee also reviews a summary compensation report prepared by management for each named executive officer. The purpose of these reports is to present topical issues for discussion, as well as specific recommendations for review. These reports include the value of compensation paid, such as base salary, annual bonus, long-term incentive compensation, competitive pay practice, and benefits.

Executive Compensation Program Components

The table below summarizes the current elements of our compensation programs and how each element supports the Company’s compensation objectives:

Compensation Element	Description	Link to Objective

Base Salary	• Fixed level of compensation • Determined within a competitive range established through independent analysis in conjunction with level of responsibility, performance and experience	• Pay-for-performance • Retention

Annual Performance Bonus Award	• Performance-based cash incentive opportunity • Together with base salary, provides a competitive total annual cash opportunity (at target levels of performance)	• Pay-for-performance • Performance-based awards

Long-Term Incentive Compensation	• Delivered in the form of stock options • Variable pay based on potential increase in the stock price over time	• Shareholder alignment • Focus on long-term success • Retention

Benefits and Perquisites

•     Key Employees’ Deferred Compensation Program: non-qualified defined contribution plan

•     Executive Life Insurance Plan and Executive Salary Continuation Plan

•     Executive physicals

•     Brink’s Home Security Holdings, Inc. 401(k) Plan: tax-qualified defined contribution plan

•     Other Company sponsored benefits as provided to any other U.S. employees of the Company

• Retention

Post-Termination Compensation	• Change in Control Agreement	• Retention • Shareholder alignment

Base Salary

The Compensation Committee believes that competitive levels of cash compensation, together with equity and other incentive programs, are necessary for the motivation and retention of our executive officers. Base salaries provide executives with a predictable level of income and help achieve the objectives outlined above by attracting and retaining strong talent. The Compensation Committee reviews and, if deemed appropriate, adjusts base salaries for our named executive officers on an annual basis. During its review of base salaries for executive officers, the Compensation Committee primarily considers market data provided by our outside consultants, internal review of the executive officer’s compensation, and individual performance of the executive officer. Our named executive officers’ 2009 base salaries are shown in the Summary Compensation Table.

Annual Performance Bonus Awards

The Key Employees Incentive Plan (the “KEIP”) is designed to provide short-term financial incentives for executives because the Compensation Committee believes their performance in fulfilling the responsibilities of their positions can significantly affect the profitable growth and future prospects of the Company. The KEIP provides an opportunity for our named executive officers to earn additional annual cash compensation based upon one or more of the following performance factors:

•	the named executive officer’s individual performance;

•	the results achieved by the named executive officer’s unit or department; and

•	the results achieved by the Company, including profit from recurring services, average subscriber base growth and/or other quantitative and non-quantitative measurements.

2009 Target Award Opportunities. The target incentive is expressed as a percent of the participant’s annual base salary as of the end of the year and is designed to be indicative of the incentive payment that each participant would expect to receive on the basis of strong performance by the individual, the Company and the named executive officer’s unit or department.

The following table shows the 2009 KEIP targets of possible payouts for the named executive officers.

Name	2009 KEIP Target (% of Base Salary)	2009 KEIP Target Award
Robert B. Allen	75%	$375,000

Stephen C. Yevich	45%	$135,000

Steven E. Neace	40%	$94,000

Carole L. Vanyo	35%	$70,700

John S. Davis	40%	$98,000

Actual payments under the KEIP can range from 0% to 200% of each named executive officer’s target incentive award based on the results of the performance factors described above. These factors are applied and considered by the Compensation Committee as they relate to the CEO and President. With respect to the other named executive officers, the CEO and President provides input directly to the Compensation Committee for their consideration.

Under the program, a significant percentage of the annual cash incentive is dependent on performance measured against corporate goals established by the Compensation Committee at the beginning of each year. These performance goals, which are communicated to our executives at the beginning of each year, are derived from our financial and strategic goals which are established in consultation with the full Board of Directors.

For 2009, the Compensation Committee established the following performance goals and relative weights for our named executive officers:

Name	Corporate Performance
Robert B. Allen	100%

Stephen C. Yevich	100%

Steven E. Neace	75%

Carole L. Vanyo	75%

John S. Davis	100%

Corporate Performance. Corporate Performance consists of (i) profit from recurring services and (ii) average subscriber base growth, with each component weighted 50 percent.

The following table summarizes the 2009 threshold, target, and maximum performance levels for our performance measures:

Profit from Recurring Services

Performance Level	Range	Goal	Payout
Threshold	90%	$204.48M	50%

Target	100%	$227.2M	100%

Maximum	110%	$249.92M	200%

Average Subscriber Base Growth

Performance Level	Range	Goal	Payout
Threshold	90%	5.13%	50%

Target	100%	5.67%	100%

Maximum	110%	6.27%	200%

Individual Performance. The Compensation Committee believes that individual performance goals are appropriate instruments for measuring individual contributions to strategic corporate initiatives. An executive’s behaviors and results in relation to his or her individual goals are measured through an extensive appraisal process and the CEO and President’s assessment of the executive’s achievement of those goals, such as service level performance, sales and operating efficiencies, and customer retention.

2009 Payouts. The following table summarizes the performance goals for 2009, the actual results achieved, the unweighted percentages of the target award amounts earned with respect to each goal, the relative weighting given to each of the performance goals and the final percentages of the target award amounts earned.

	Goal	Actual Result	Unweighted % of Target Award Amount Earned	Weighting	Final % of Target Award Amount Earned
Profit From Recurring Services	$227.2M	$223.9M	98.5%	50%	92.649%

Avg. Subscriber Base Growth	5.67%	5.29%	93.3%	50%	66.490%
					79.592%

In addition to the payment of an annual bonus under the KEIP, the Compensation Committee may provide an additional discretionary payout, as recommended by the CEO and President, if an executive’s performance significantly exceeds his or her individual goals or if business needs dictate additional activity above and beyond the responsibilities of their job role.

For 2009, the Compensation Committee provided additional discretionary adjustments to the KEIP payments for certain key executives in recognition of their contributions to the Company’s rebranding efforts and due diligence work related to the pending acquisition. The KEIP payments to each named executive officer for 2009 are reported in the Summary Compensation Table under the “Bonus” column.

Long-Term Incentive Compensation

The Compensation Committee has established long-term incentive compensation opportunities (The Management Performance Improvement Plan (the “MPIP”) and the 2008 Equity Incentive Plan) to motivate executives to achieve long-term goals designed to create sustainable shareholder value and reward them to the extent they achieve such goals. The amount of long-term incentive compensation opportunities actually awarded to each of our named executive officers is dependent on several factors including:

•	retention issues and concerns;

•	the importance of the individual’s position;

•	market competitive long-term incentive amounts; and

•	market competitive median total compensation.

Management Performance Improvement Plan. The MPIP is a legacy incentive compensation program based on a plan adopted by our former parent company, which is designed to promote the financial interests of the Company and its shareholders by linking the long-term financial incentives of executives to improvement in our financial performance. The MPIP provides for cash-based awards to be earned based on performance against established metrics over succeeding three-year performance periods, and there have historically been three overlapping measurement periods in effect under the MPIP at any one time. In 2009, the Compensation Committee reviewed the Company’s long-term incentive programs and elected to phase out the use of the MPIP, commencing with the 2009 fiscal year, in favor of equity-based awards under the 2008 Equity Incentive Plan. As a result, there is currently only one outstanding measurement period under the MPIP which will be completed in 2010. The Compensation Committee will continue to administer the MPIP during this phase-out period by establishing goals and measuring performance annually until the last measurement period is concluded.

The following historical description of the MPIP should therefore be read in the context of the Compensation Committee’s decision to phase-out the MPIP at the end of 2010:

MPIP awards are earned at the end of a three-year performance measurement period. At the beginning of each year within the measurement period, the Compensation Committee establishes performance goals for the year and determines actual performance for the immediately preceding year. Cash awards to the executives at the end of the three-year measurement period range from 0% to 200% of the target award amount, depending upon the aggregated three-year actual performance against the cumulative performance goals.

A performance award terminates unless the participant remains continuously employed by the Company or a subsidiary until the date established by the Compensation Committee for payment of the performance award unless (1) the termination is due to retirement, disability or death, (2) approved by the Compensation Committee or (3) the termination is subsequent to a change in control (as defined in the MPIP). In the event a participant’s employment is terminated due to retirement, disability or death, he or she (or, in the event of the participant’s death, his or her beneficiary) is entitled to a prorated portion of the performance award to which he or she would otherwise be entitled based on the portion of the performance measurement period (determined in completed months) during which he or she was continuously employed by the Company or a subsidiary and based on the extent to which the performance goals were achieved as determined at the end of the performance measurement period. In the event of a participant’s termination of employment for reasons other than retirement, disability or death, the Compensation Committee may, but is not obligated to, authorize payment of an amount up to the prorated amount that would be payable under the preceding sentence. In the event of a change in control, performance awards are deemed to be earned at 150% of the specified target dollar amount applicable to the performance award and are paid as soon as practicable following the earlier of the participant’s termination of employment after the change in control or the end of the performance measurement period during which the change in control occurred.

Participants eligible to receive an award are entitled to receive a lump-sum cash payment on a date selected by the Compensation Committee following the end of the performance measurement period for the award provided that the performance measures are met. Under the deferred compensation program, participants may elect to defer the receipt of all or a portion of this payment.

Because the MPIP is designed to be a tax qualified plan under Code Section 162(m), payouts are determined solely by actual quantifiable performance against the preset numerical goals. The Compensation Committee does not have the discretion to adjust payouts for our named executive officers based on subjective assessments.

The initial performance goals established were based on increases in revenue, operating profit and economic value added (“EVA”). The following table summarizes the initial performance goals for the three-year performance measurement period beginning in 2008 and the relative weighting given to each of the performance goals.

Performance Improvement Goals, Weighting and 2009 Improvement Goals

Improvement Goal	Weighting	2009 Improvement Goal (in millions)
Revenue	20%	$48.0

Operating Profit(1)	50%	$6.0

EVA	30%	$0.4

(1)	Without reduction for allocations of general and administrative expenses and certain brand licensing royalty expenses.

The specific goals and initial performance goals selected by the Compensation Committee for the three-year measurement period beginning in 2008 were selected because they represent the financial growth drivers that the Compensation Committee believed would lead to the achievement of increased shareholder value.

Target performance award amounts for the 2008-2010 performance measurement period for each named executive officer are set forth in the Grants of Plan-Based Awards Table.

The adoption of the performance award targets for the three-year performance measurement period also effectively amended the measures used in evaluating the three-year performance measurement periods ending in 2008 and 2009.

The following target performance award amounts for the 2007-2009 performance measurement period for each named executive officer are the same as for the 2008-2010 performance measurement period as outlined in the Grants of Plan-Based Awards Table.

Name	2007- 2009 MPIP Target Amount
Robert B. Allen	$200,000

Stephen C. Yevich	$100,000

Steven E. Neace	$100,000

Carole L. Vanyo	$100,000

John S. Davis (1)	$0

(1)	Mr. Davis’ employment began after the 2007-2009 measurement period was initiated and he does not participate in the MPIP.

The following table summarizes the performance goals for the 2007-2009 performance measurement period, the actual results achieved for such period, the unweighted percentages of the target award amounts earned with respect to each goal, the relative weighting given to each of the performance goals and the final percentages of the target award amounts earned.

	2007-2009 Improvement Goal (in millions)	Actual Results (in millions)	Unweighted % of Target Award Amount Earned	Weighting	Final % of Target Award Amount Earned
Revenue	$155.6	$126.1	81%	20%	5.3%

Operating Profit (1)	$29.3	$36.2	124%	50%	200%

EVA	$2.4	$2.9	122%	30%	200%
					161.1%

(1)	Without reduction for allocations of general and administrative expenses and certain brand licensing royalty expenses.

The unweighted percentages of the target award amounts earned were determined from the actual results using the following table, with results in between the listed amounts converted proportionately to the listed amounts.

% of Three-Year Improvement Goal Attained	% of Target Award Amount Earned
120% or more	200%

100%	100%

90%	50%

80% or less	0%

The cash bonuses earned by our named executive officers under the MPIP for the three-year performance measurement period that ended on December 31, 2009, are shown in the Summary Compensation Table. Such bonuses were paid in 2010.

2008 Equity Incentive Plan. The Brink’s Home Security Holdings, Inc. 2008 Equity Incentive Plan (the “2008 Equity Plan”) is designed to provide an additional incentive for the officers and employees who are key to our success. The Compensation Committee administers the 2008 Equity Plan, is authorized to select key employees to participate in the 2008 Equity Plan and has the sole discretion to grant eligible participants equity awards, including options, stock appreciation rights, restricted stock, performance stock, other stock-based awards or any combination thereof.

Under the 2008 Equity Plan, the number of shares of Company common stock available for issuance is 1,000,000 shares, subject to adjustment by the Compensation Committee for stock splits and other events as set forth in the 2008 Equity Plan. During any calendar year, no participant may receive awards under the 2008 Equity Plan relating to more than 200,000 shares of common stock, subject to adjustment as noted above.

The exercise price of any stock option, the grant price of any stock appreciation right, and the purchase price of any security that may be purchased under any other stock-based award, may not be less than 100% of the fair market value of the stock or other security on the date of the grant of the option, right or award. Under the 2008 Equity Plan, determinations of the fair market value of shares of Company common stock are based on the average of the high and low quoted sales price on the grant date.

The duration of options granted under the 2008 Equity Plan, which may be incentive stock options, which afford certain favorable tax treatment for the holder, or nonqualified stock options, is established by the Compensation Committee but may not exceed six years. Subject to a minimum vesting period of one year from the date of grant, the Compensation Committee may impose a vesting schedule on options. The Compensation Committee also determines the acceptable form(s) in which the exercise price may be paid. In general, options continue to be exercisable following termination of employment for 90 days, if such options were exercisable at the time of termination. Upon termination of employment by reason of the holder’s retirement or permanent and total disability, options held by the holder remain outstanding and continue in accordance with their terms. In the event of the holder’s death while employed or after retirement or permanent and total disability, options held by the holder fully vest at the time of the holder’s death (or, if later, on the first anniversary of the grant date) and remain exercisable by the holder’s beneficiary or estate for three years following the holder’s death or their earlier expiration in accordance with their terms. In the event of a change in control, all outstanding options fully vest and become exercisable.

The Compensation Committee uses the 2008 Equity Plan to deliver our long-term incentive compensation program, and believes stock options are an effective way to link an executive’s compensation to the performance of the Company. Awards under the 2008 Equity Plan are intended to encourage each of the participants remain with the Company, to enhance their incentive to perform at the highest level, and in general, to further the best interests of our shareholder owners. The Compensation Committee determines the number of stock options to be granted to each of our named executive officers based on several factors as outlined in our overall long-term incentive compensation philosophy.

The annual award of stock options is granted on the day approved by the Board of Directors at a meeting each February. The annual award of stock options have an exercise price equal to the average of the high and low trading prices of our common stock on the date of grant. Each option award vests 100% on the third anniversary and expires on the sixth anniversary of the grant date. For 2010, we changed the vesting provisions for our annual option awards to vest in equal annual installments over a three year period as allowed by the 2008 Equity Plan. This change was made to revert to prior practice under The Brink’s Company and to allow for additional time between vesting dates and expiration. Employees benefit from stock option grants only to the extent the stock price of Company common stock appreciates above the exercise price of the stock options. In addition, because of the vesting requirements, the Compensation Committee believes that providing its executives compensation in the form of stock options promotes retention while encouraging executives to take a longer-term view in their decisions impacting the Company.

Benefits and Perquisites

Deferred Compensation

The Brink’s Home Security Holdings Key Employees’ Deferred Compensation Program is an unfunded plan that provides deferred compensation for a select group of executives, including our named executive officers. Under the deferred compensation program, a named executive officer is permitted to defer receipt of:

•	up to 100% of his or her cash incentive payments awarded under the KEIP (in 10% increments),

•	up to 50% of his or her base salary (in 5% increments),

•

any or all amounts that are prevented from being deferred, up to 5% of his or her salary and the related matching contribution, under the Company’s 401(k) Plan as a result of the limitations imposed by the IRS Code, and

•	up to 100% of his or her cash incentive payments awarded under the MPIP (in 10% increments).

The Company provides matching contributions for deferred KEIP amounts (100% of the first 10% deferred), deferred salary (100% of the first 10% deferred) and supplemental 401(k) Plan contributions (125% of the first 5% of salary and KEIP deferrals less amounts deferred into the 401(k) Plan).

Amounts deferred under the salary and supplemental savings portion of the deferred compensation program, including matching contributions, are converted on the first business day of the month following the month in which the deferral was made into common stock units that represent an equivalent number of shares of Company common stock. The dollar values are converted in accordance with the formula in the deferred compensation program, which is based on the average of the high and low per share quoted sale prices for Company common stock as reported on the New York Stock Exchange Composite Transaction Tape for each trading day during the month immediately preceding the crediting of such units.

Amounts deferred related to KEIP and MPIP are converted into units based on the average market price for the first business day of the month in which the cash incentive payment was made.

Distributions - General. The deferred compensation program provides for distributions of one share of Company common stock for each common stock unit in a participant’s account in a lump-sum distribution made six months after termination of employment. A participant may elect, however, to receive the shares in up to 10 equal annual installments beginning after the last day of the sixth month following the fifth anniversary of the date of termination with respect to deferrals. Cash is paid in lieu of the issuance of fractional shares.

Distributions - Termination Upon Death, Retirement, Disability or Change-in-Control. Upon the termination of participation as a result of death, normal or early retirement, total and permanent disability or termination for any reason within three years following a change in control, all units are vested and distributed six months after termination of employment in the manner previously described.

Distributions - Termination Other Than Upon Death, Retirement, Disability or Change-in-Control. In the event that a participant’s employment terminates for a reason not described above, the participant receives the contributions made by the participant six months after termination of employment in the manner previously described. In addition, the participant forfeits all common stock units attributable to matching contributions and related dividends for the year in which the termination occurs. A participant’s common stock units attributable to Company matching contributions and related dividends vest based on the number of months that the participant participated in the deferred compensation program as follows.

Months of Participation	Vested Percentage
Less than 36 months	0%

at least 36 months but less than 48 months	50%

at least 48 months but less than 60 months	75%

60 months or more	100%

Other Benefits and Perquisites

Our named executive officers are eligible to participate in the Company’s health, dental and vision plans, 401(k) plan, and various insurance plans, including basic and supplemental life insurance, and matching charitable gifts program, on the same basis as any other U.S. employee of the Company. The Company provides limited additional benefits to its executives. The benefits and perquisites provided for our named executive officers include participation in the plans or arrangements listed below.

Executive Life Insurance Plan. The Company provides additional life insurance benefits to certain named executive officers as set forth in the footnotes under the Summary Compensation Table below. All premiums paid by the Company are fully taxable to the participant. The life insurance policies are owned by the individual executives.

Effective January 1, 2010, the Executive Life Insurance Plan was discontinued. The named executive officers are eligible to participate in the Company’s basic and supplemental life insurance programs.

Executive Salary Continuation Plan. The Company provides salary continuation benefits to certain named executive officers, which, in the event a participant dies for any reason while employed by the Company, his or her designated beneficiary will receive a death benefit equal to three times the participant’s annual salary in effect on the first of the year coincident with or immediately preceding the date of death. Such benefit is paid out over a 10-year period following the executive’s death.

Effective January 1, 2010, the Executive Salary Continuation Plan was discontinued. The named executive officers are eligible to participate in the Company’s basic and supplemental life insurance programs.

Executive Physicals. The Company provides for annual physicals for certain executives.

Long-Term Disability Plan. Our named executive officers participate along with other executives of the Company in a long term disability program. In the event that the executive is totally incapacitated, he or she would receive 60% of his or her current annual salary plus the average of the last three years’ KEIP payments, with a maximum annual payment of $300,000. These payments would continue (as long as the executive is totally disabled) until the executive reaches the social security full retirement age.

Post-Termination Compensation

Prior to our spin-off from The Brink’s Company, our former parent (“BCO”), in 2008 (the “Spin-Off”), the Company entered into change in control agreements with our named executive officers. We believed that the agreements served the interests of the Company and its shareholders by ensuring that if a hostile or friendly change in control of the Company was under consideration, our executives would be able to advise our board of directors about the potential transaction in the best interests of shareholders, without being unduly influenced by personal considerations, such as fear of the economic consequences of losing their jobs as a result of the change in control. The change in control agreements included an expiration date of December 31, 2009 and double triggers, which mean that additional compensation and benefits would have become available to the named executive officers under the agreements only if the change in control was followed by a termination of employment by the Company without cause or a termination of employment by the executive for good reason (which included certain adverse employment developments).

Effective January 1, 2010, the Company entered into new change in control agreements with our named executive officers. The change in control agreements include a one-year term that is automatically renewed for another one-year term unless notice of non-renewal is given by either party to the agreement no later than 60 days prior to the renewal date. The change in control agreements provide for a payment to be made to the named executive officers following a termination of employment by the Company without “cause” or by the officer with “good reason” within one year following a “change in control” (as each term is defined in the change in control agreements). In approving the change in control agreements, the Compensation Committee considered the prevalence of such agreements among similarly situated executives based on data presented to the Committee, which was taken from SEC filings of selected, publicly-traded companies to confirm its understanding of the Towers Perrin General Industry Executive Survey described above.

Additional information regarding the terms of the Change-in-Control Employment Agreements with the named executive officers, including estimates of the amounts payable under such agreements assuming termination of employment as of December 31, 2009, is set forth under the heading “Potential Payments Upon Termination or Change-of-Control” below.

Policy on Stock Trading

We have in place a pre-clearance process for trades in Brink’s Home Security Holdings, Inc. securities which all executive officers must follow.

Section 162(m) Compliance

It is the Company’s practice to grant stock options and establish performance goals under our bonus and long-term incentive compensation plans in a manner that qualifies as “performance-based” under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 paid to certain individuals.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A filing.

John S. Brinzo,
Chairman
Michael S. Gilliland
Lawrence J. Mosner
Carl S. Sloane

COMPENSATION TABLES

Summary Compensation Table

The following table presents information with respect to the total compensation of the President and Chief Executive Officer, the Chief Financial Officer, and the three other most highly compensated executive officers of the Company for the year ended December 31, 2009. John S. Davis’, Senior Vice President, General Counsel and Secretary, employment with the Company began on May 1, 2008 and, accordingly, Mr. Davis was not a named executive officer for 2008.

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings(5) ($)	All Other Compensation(6) ($)	Total ($)

Robert B. Allen President and Chief Executive Officer	2009	$494,692	$398,000	$0	$472,500	$322,200	$0	$135,024	$1,822,416
	2008	378,519	275,000		686,516	338,000	30,870	107,648	1,816,553
	2007	363,885	259,800		511,299	265,000	0	121,302	1,521,286

Stephen C. Yevich Executive Vice President and Chief Financial Officer	2009	300,500	167,000	0	202,500	161,100	0	73,655	904,755
	2008	236,000	117,000		245,347	169,000	17,386	57,667	842,400
	2007	227,346	109,900		146,085	132,500	0	58,435	674,266

Steven E. Neace Senior Vice President, Field Operations	2009	242,346	75,000	0	101,250	161,100	0	55,210	634,906
	2008	225,846	71,000		216,647	169,000	25,991	51,894	760,378
	2007	215,962	95,900		146,085	132,500	0	52,731	643,178

Carole L. Vanyo Senior Vice President, Customer Operations	2009	210,154	89,000	0	101,250	161,100	0	47,344	608,848
	2008	192,000	72,000		216,647	169,000	10,541	43,736	703,924
	2007	184,308	92,900		146,085	132,500	0	42,820	598,613

John S. Davis Senior Vice President, General Counsel and Secretary	2009	252,308	118,000	0	135,000	0	0	42,518	547,826

(1)	Represents salaries before employee contributions under Brink’s Home Security Holdings, Inc. 401(k) Plan and employee deferrals of salary under the deferred compensation program. For a discussion of the deferred compensation program and amounts deferred by the named executive officers under the deferred compensation program in 2009, including earnings on amounts deferred, see “—Nonqualified Deferred Compensation.”

(2)	For 2009 and 2008, represents cash incentive amounts earned by the named executive officer under the KEIP as paid in 2010 and 2009, respectively.

For 2007, represents the following cash incentive amounts earned by the named executive officers under the KEIP (paid in 2008) and the following discretionary cash bonuses paid to the named executive officers (Mr. Davis was not employed by the Company in 2007):

2007 Bonus Award Table

Name	KEIP Bonuses	Discretionary Bonuses
Robert B. Allen	$210,000	$49,800

Stephen C. Yevich	85,000	24,900

Steven E. Neace	71,000	24,900

Carole L. Vanyo	68,000	24,900

John S. Davis	0	0

For each year reported, a participant was permitted to defer up to 100% of the cash incentive amount earned by him or her under the KEIP. For a discussion of the deferred compensation program and amounts deferred by the named executive officers under the deferred compensation program, including earnings on amounts deferred, see “—Nonqualified Deferred Compensation.”

(3)	Represents the grant date fair value computed based on the Black-Scholes option-pricing model and the following assumptions: (a) a weighted average expected volatility of 34% for the Company’s common stock; (b) a weighted average risk-free rate of return of 1.8%; and (c) a weighted average expected term of 4.5 years, as permitted under SEC Staff Accounting Bulletin (“SAB”) 110 for newly public companies. For a full description of the assumptions used by the Company in computing these amounts, see Note 10 to the Company’s financial statements, which are included in the Original Form 10-K. The expense recorded for these awards is included under “Option Awards” in the Summary Compensation Table. The actual value a named executive officer may receive depends on market prices and there can be no assurance that the amounts reflected in the Grant Date Fair Value of Option Awards column will actually be realized. No gain to a named executive officer is possible without an appreciation in stock value over the option exercise price.
(4)	For 2007, 2008, and 2009, represents cash incentive amounts earned under the MPIP for the three-year measurement period ended 2007, 2008, and 2009 respectively (paid in 2008, 2009, and 2010 respectively) before deferrals under the deferred compensation program. A participant was permitted to defer up to 100% of the cash incentive amount earned by him or her under the MPIP.
(5)	The Company does not have a pension plan or accrue pension benefits for its management employees, including the named executive officers. Prior to our Spin-Off, our named executive officers participated in pension plans maintained by our former parent. The earning of benefits under the BCO pension plans for all employees was frozen as of December 31, 2005. For 2007 and 2008, this column includes the change during the years ended December 31, 2007 and 2008 in the net present value of the named executive officers’ pension payouts under our former parent’s pension plan. The following are in the net present values of the pension payouts in 2007 and 2008, including discount rate changes: Mr. Allen –($2,331) and $30,870; Mr. Yevich –($2,655) and $17,386; Mr. Neace – ($7,022) and $25,991; and Ms. Vanyo –($5,119), and $10,541. Mr. Davis did not participate in the BCO pension plan. For purposes of computing the net present value of the accrued benefit payable to the named executive officers, BCO has used the following assumptions: (a) the retirement age is the earliest one (age 65) permitted under the pension plans without a reduction in the monthly benefit; (b) a 6.4% discount rate for the measurement date of December 31, 2007 and a 6.2% discount rate for the measurement date of December 31, 2008; (c) Benefit Accrual Service in the pension plans are frozen as of December 31, 2005; and (d) payments will be made on a straight-life monthly annuity basis.

For any year a named executive officer had a decrease in value for his or her pension and deferred compensation, a $0 amount is reflected in the table.

(6)	Includes the following items and amounts for each of the named executive officers:

All Other Compensation Table

Name	Year	Executive Life Insurance Premiums	Salary Continuation Plan Life Insurance Premiums	401(k)/Deferred Compensation Matching Contributions	Executive Physical	Financial Planning	Personal and Spousal Travel and Entertainment	Total
Robert B. Allen	2009	$5,980	$3,909	$123,897	$0	$0	$1,238	$135,024
	2008	5,436	3,909	95,634	0	0	2,669	107,648
	2007	4,942	3,909	98,131	2,562	9,380	2,378	121,302

Stephen C. Yevich	2009	3,289	2,522	67,844	0	0	0	73,655
	2008	2,990	2,522	52,155	0	0	0	57,667
	2007	2,718	2,522	53,195	0	0	0	58,435

Steven E. Neace	2009	0	2,212	50,919	0	0	2,079	55,210
	2008	0	2,212	48,238	0	0	1,444	51,894
	2007	0	2,212	48,907	0	0	1,612	52,731

Carole L. Vanyo	2009	0	1,494	45,850	0	0	0	47,344
	2008	0	1,494	42,242	0	0	0	43,736
	2007	0	1,494	41,326	0	0	0	42,820

John S. Davis	2009	0	0	42,518	0	0	0	42,518

Grants of Plan-Based Awards

Name	Original Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)				All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards ($/Share) (2)	Grant Date Fair Value of Stock and Option Awards (2)
		Plan	Threshold ($)	Target ($)	Maximum ($)
Robert B. Allen	2/20/2009	MPIP	$0	$200,000	$400,000		70,000	$21.19	$472,500

Stephen C. Yevich	2/20/2009	MPIP	0	100,000	200,000		30,000	21.19	202,500

Steven E. Neace	2/20/2009	MPIP	0	100,000	200,000		15,000	21.19	101,250

Carole L. Vanyo	2/20/2009	MPIP	0	100,000	200,000		15,000	21.19	101,250

John S. Davis	2/20/2009						20,000	21.19	135,000

(1)	Amounts shown represent the threshold, target and maximum awards that could be earned by the named executive officer under the MPIP for the 2008-2010 Performance Period as measured by the performance improvement goals of revenue (20% weight), operating profit (50% weight), and EVA (30% weight).
(2)	Represents the grant date fair value computed based on the Black-Scholes option-pricing model and the following assumptions: (a) a weighted average expected volatility of 34% for the Company’s common stock; (b) a weighted average risk-free rate of return of 1.8%; and (c) a weighted average expected term of 4.5 years, as permitted under SEC SAB 110 for newly public companies. For a full description of the assumptions used by the Company in computing these amounts, see Note 10 to the Company’s financial statements, which are included in the Original Form 10-K. The expense recorded for these awards is included under “Option Awards” in the Summary Compensation Table. The actual value a named executive officer may receive depends on market prices and there can be no assurance that the amounts reflected in the Grant Date Fair Value of Option Awards column will actually be realized. No gain to a named executive officer is possible without an appreciation in stock value over the option exercise price.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information concerning the number and value of unexercised stock options for the named executive officers outstanding as of December 31, 2009. There were no other equity awards such as stock appreciation rights or similar instruments or unvested stock (including restricted stock, performance stock or other similar instruments) for the named executive officers outstanding as of December 31, 2009.

Outstanding Equity Awards Table

			Option Awards
Name	Original Grant Date	Spin-Off Grant Conversion Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Vesting Date	Option Expiration Date
Robert B. Allen	7/13/2006	10/31/2008	78,029	0	$24.72	—	7/13/2012
	7/12/2007	10/31/2008	52,020	26,009	28.59	33.3% increments on 7/12/2008, 7/12/2009, and 7/12/2010	7/12/2013
	7/10/2008	10/31/2008	26,010	52,019	28.78	33.3% increments on 7/10/2009, 7/10/2010, and 7/10/2011	7/10/2014
	12/2/2008		0	40,000	19.06	12/2/2011	12/2/2014
	2/20/2009		0	70,000	21.19	2/20/2012	2/20/2015

Stephen C. Yevich	7/8/2004	10/31/2008	22,294	0	14.66	—	7/08/2010
	7/7/2005	10/31/2008	22,294	0	16.06	—	7/07/2011
	7/13/2006	10/31/2008	22,294	0	24.72	—	7/13/2012
	7/12/2007	10/31/2008	14,863	7,431	28.59	33.3% increments on 7/12/2008, 7/12/2009, and 7/12/2010	7/12/2013
	7/10/2008	10/31/2008	7,432	14,862	28.78	33.3% increments on 7/10/2009, 7/10/2010, and 7/10/2011	7/10/2014
	12/2/2008		0	20,000	19.06	12/2/2011	12/2/2014
	2/20/2009		0	30,000	21.19	2/20/2012	2/20/2015

Steven E. Neace	7/8/2004	10/31/2008	2,971	0	14.66	—	7/08/2010
	7/7/2005	10/31/2008	14,861	0	16.06	—	7/07/2011
	7/13/2006	10/31/2008	22,294	0	24.72	—	7/13/2012
	7/12/2007	10/31/2008	14,863	7,431	28.59	33.3% increments on 7/12/2008, 7/12/2009, and 7/12/2010	7/12/2013
	7/10/2008	10/31/2008	7,432	14,862	28.78	33.3% increments on 7/10/2009, 7/10/2010, and 7/10/2011	7/10/2014
	12/2/2008		0	15,000	19.06	12/2/2011	12/2/2014
	2/20/2009		0	15,000	21.19	2/20/2012	2/20/2015

Carole L. Vanyo	7/7/2005	10/31/2008	12,261	0	16.06	—	7/07/2011
	7/13/2006	10/31/2008	22,294	0	24.72	—	7/13/2012
	7/12/2007	10/31/2008	14,863	7,431	28.59	33.3% increments on 7/12/2008, 7/12/2009, and 7/12/2010	7/12/2013
	7/10/2008	10/31/2008	7,432	14,862	28.78	33.3% increments on 7/10/2009, 7/10/2010, and 7/10/2011	7/10/2014
	12/2/2008		0	15,000	19.06	12/2/2011	12/2/2014
	2/20/2009		0	15,000	21.19	2/20/2012	2/20/2015

John S. Davis	7/10/2008	10/31/2008	13,376	13,376	28.78	7/10/2011	7/10/2014
	9/11/2008	10/31/2008	2,229	2,229	30.42	7/10/2011	9/11/2014
	12/2/2008		0	15,000	19.06	12/2/2011	12/2/2014
	2/20/2009		0	15,000	21.19	2/20/2012	2/20/2015

Option Exercises and Stock Vested

There were no exercises of Company stock options, stock appreciation rights or similar instruments or vesting of stock (including restricted stock, performance stock or other similar instruments) for the named executive officers during the year ended December 31, 2009.

Pension Benefits

The Company does not have a pension plan or accrue pension benefits for its management employees, including the named executive officers. Prior to our Spin-Off, our named executive officers participated in pension plans maintained by BCO.

Non-Qualified Deferred Compensation

The Key Employees’ Deferred Compensation Program provides executive officers and other eligible employees the ability to defer receipt of up to 50% of base salary, 100% of any annual KEIP or MPIP awards and amounts that are prevented from being contributed to the Company’s 401(k) plan (up to 5% of compensation) as a result of IRS limitations. The Company matches 100% of the first 10% of salary deferred and 100% of the first 10% of the gross amount of any KEIP award deferred by the participant. The Company also matches 125% of supplemental savings, the same match that is provided on 401(k) plan contributions. There is no company match on MPIP deferrals. Amounts deferred under the deferred compensation program are converted into common stock units that represent an equivalent number of shares of Company common stock.

The following table presents information concerning the Key Employees’ Deferred Compensation Program, which provides for the deferral of compensation paid to or earned by the named executive officers on a basis that is not tax qualified (i.e., the Company is not entitled to take a tax deduction for the related expense until payments are actually made to the participants).

The information included in the table below reflects elective deferrals and company matching contributions credited to the participants’ accounts during 2009 under the rules governing the deferred compensation program. Since deferrals, along with any matching contributions, related to the KEIP and the MPIP are settled in the year after they are earned, these amounts differ from those reflected in the Summary Compensation Table, which are based on amounts earned in 2009 but paid in 2010.

Non-Qualified Deferred Compensation Table

Name	Years of Participation	FY Beginning Balance (1) ($)	Executive & Company Contributions in Last FY (2) ($)	Earnings in Last FY(3) ($)	FY Ending Balance(4) ($)	Common Stock Unit Balance at FYE

Robert B. Allen	11	$132,517	$201,284	$112,216	$446,017	13,665

Stephen C. Yevich	10	88,203	137,624	79,754	305,581	9,362

Steven E. Neace	9	72,539	62,669	50,887	186,095	5,701

Carole L. Vanyo	9	155,944	64,849	90,811	311,604	9,547

John S. Davis	1	0	50,462	9,745	60,207	1,845

(1)	Represents the value of the total units held in each named executive officer’s account at the beginning of FY 2009 based on a stock price of $21.92.
(2)	The following table sets forth the amount of salary and cash incentive awards deferred in 2009 under the deferred compensation program by each of the named executive officers and the corresponding number of units representing shares of Company common stock credited to his or her account.

Employee Deferred Contributions Table

Name	Salary Deferred ($)	Incentive Compensation Deferred (a) ($)	Total ($)	Common Stock Units
Robert B. Allen	$70,512	$27,500	$98,012	3,719

Stephen C. Yevich	39,083	45,500	84,583	3,370

Steven E. Neace	24,235	7,100	31,355	1,196

Carole L. Vanyo	24,757	7,200	31,957	1,202

John S. Davis	25,231	0	25,231	922

(a)	Includes any KEIP awards earned in 2008 and deferred in 2009; and/or any MPIP awards earned for the period 2006-2008 and deferred in 2009.

The following table sets forth the amount of company matching contributions made in 2009 with respect to deferrals of salary and KEIP awards and supplemental savings plan contributions for each of the named executive officers and the corresponding number of units representing shares of Company common stock credited to his or her account.

Company Matching Deferred Contributions Table

Name	Salary Matching Contribution ($)	Incentive Plan Matching Contribution (a) ($)	Supplemental Savings Plan Matching Contribution ($)	Total ($)	Common Stock Units
Robert B. Allen	$49,469	$27,500	$26,303	$103,272	3,901

Stephen C. Yevich	30,050	11,700	11,291	53,041	1,968

Steven E. Neace	24,235	7,100	0	31,335	1,196

Carole L. Vanyo	21,015	7,200	4,677	32,892	1,231

John S. Davis	25,231	0	0	25,231	922

(a)	Includes company matching contributions on any KEIP awards earned in 2008 and deferred in 2009. MPIP awards are not eligible for a company match.
(3)	Represents the change in account value for FY 2009 for each named executive officer, excluding executive and company contributions.
(4)	Represents the value of the total units held in each named executive officer’s account at the end of FY 2009 based on a stock price of $30.79.

Potential Payments Upon Termination Or Change In Control

This section describes the payments that would have been made to each named executive officer under various termination of employment circumstances, or upon a change in control of the Company on December 31, 2009. We have entered into change in control agreements with the named executive officers for the payment of amounts and vesting of equity-based awards in connection with a termination of their employment upon specified events following a change in control. These agreements expired on December 31, 2009. This section does not address deferred compensation benefits, since such benefits are described above under “Nonqualified Deferred Compensation.” This section also does not address life insurance benefits under the Executive Life Insurance Plan, except in the case of disability (as explained below), since the company has no obligation to named executive officers under such plan other than to make the insurance premium payments described above.

Effective January 1, 2010, we have entered into new change in control agreements with the named executive officers.

Change-in-Control Employment Agreements

Change-in-Control Agreements Expiring on December 31, 2009

Pursuant to these Change-in-Control Agreements, in the event of the occurrence of a “change in control” of the Company, the executive’s employment will be continued for a period of one year. If during the employment period the executive’s employment is terminated by the company other than for “cause” or by the executive for “good reason,” he or she would receive his or her unpaid salary through the date of termination, a prorated annual bonus based on the number of days employed in the calendar year through the date of termination, payment for any accrued and unused vacation, and a lump sum payment equal to one times the sum of his or her final annual base salary. Additionally, the executive would receive medical and dental benefits (including family) through the end of the employment period and reasonable outplacement services at the Company’s expense.

For purposes of the Change-in-Control Agreements, “change in control” has the same meaning as in the 2008 Equity Plan described below. “Good Reason” means: (i) the assignment of any duties inconsistent with the executive’s position, duties or responsibilities prior to the change in control; (ii) requiring the executive to be based at a location more than 25 miles from his principal work location preceding the change of control; (iii) failure of the company to require, by agreement, the assumption of agreement; or (iv) any breach by the company of the agreement. “Cause” means: (i) an act or acts of dishonesty on the executive’s part which are intended to result in the executive’s substantial personal enrichment at the expense of the Company or (ii) repeated material violations by the executive of the executive’s obligations, as defined by the agreement, which are demonstrably willful and deliberate on the executive’s part and which have not been cured by the executive within a reasonable time after written notice to the executive specifying the nature of such violations.

Change-in-Control Agreements Entered into on January 1, 2010

Pursuant to these Change-in-Control Agreements, in the event of the occurrence of a “change in control” of the Company, the executive’s employment will be continued for a period of one year. If during the employment period the executive’s employment is terminated by the company other than for “cause” or by the executive for “good reason,” he or she would receive his or her unpaid salary through the date of termination, a prorated annual bonus based on the number of days employed in the calendar year through the date of termination, payment for any accrued and unused vacation, and a lump sum payment equal to one times the sum of his or her final annual base salary and target bonus, not less than the aggregate amount of the highest bonus award for the last three calendar years. Additionally, the executive would receive medical and dental benefits (including family) through the end of the employment period and a lump sum payment in the amount of $25,000 for reasonable outplacement services.

For purposes of the Change-in-Control Agreements, “change in control” means: (i) (A) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which the Company’s common stock would be converted into cash, securities or other property, other than a consolidation or merger in which holders of the total voting power in the election of directors of the Company of the Company’s common stock outstanding (exclusive of shares held by the Company’s Affiliates) (the “Total Voting Power”) immediately prior to the consolidation or merger will have the same proportionate ownership of the total voting power in the election of directors of the surviving corporation immediately after the consolidation or merger, or (B) any sale, lease, exchange or other transfer (in one transaction or a series of transactions) of all or substantially all the assets of the Company; or (ii) any “person” (as defined in Section 13(d) of the Act) other than the Company, its Affiliates or an employee benefit plan or trust maintained by the Company or its Affiliates, becoming the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of more than 20% of the Total Voting Power. “Good Reason” means: (i) the assignment of any duties inconsistent with the executive’s position, duties or responsibilities prior to the change in control; (ii) requiring the executive to be based at a location more than 25 miles from his principal work location preceding the change of control; (iii) failure of the company to require, by agreement, the assumption of agreement; or (iv) any breach by the Company of the agreement. “Cause” means: (i) an act or acts of dishonesty on the executive’s part which are intended to result in the executive’s substantial personal enrichment at the expense of the Company or (ii) repeated material violations by the executive of the executive’s obligations, as defined by the agreement, which are demonstrably willful and deliberate on the executive’s part and which have not been cured by the executive within a reasonable time after written notice to the executive specifying the nature of such violations.

Stock Options

In the event of a change in control of the Company, all unvested options held by the named executive officers under the 2008 Equity Plan would immediately vest.

For purposes of the 2008 Equity Plan, a change in control generally means the occurrence of any of the following events:

•

when (i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which the shares would be converted into cash, securities or other property other than a consolidation or merger in which holders of the total voting power in the election of directors of the Company of shares outstanding (exclusive of shares held by the Company’s Affiliates) (the “Total Voting Power”) immediately prior to the consolidation or merger will have the same proportionate ownership of the total voting power in the election of directors of the surviving corporation immediately after the consolidation or merger, or (ii) any sale, lease, exchange or other transfer (in one transaction or a series of transactions) of all or substantially all the assets of the Company;

•

when any “person”, other than the Company, its Affiliates or an employee benefit plan or trust maintained by the Company or its affiliates, becoming the “beneficial owner”, directly or indirectly, of more than 20% of the Total Voting Power; or

•

at any time during a period of two consecutive years, individuals who at the beginning of such period constituted the Board ceasing for any reason to constitute at least a majority thereof, unless the election by the Company’s shareholders of each new director during such two-year period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of such two-year period.

Separately, if a named executive officer’s employment had terminated due to retirement or due to disability, all unvested options held by the named executive officer would become exercisable on the dates they would have otherwise become exercisable had the officer’s employment not terminated.

In the event of the death of a named executive officer, all unvested options held by such officer would immediately vest and become exercisable.

MPIP

In the event of a change in control of the Company (as defined as in the 2008 Equity Plan), all outstanding MPIP awards are deemed to be earned at 150% of the specified target dollar amount.

If an executive officer’s employment terminates due to retirement, death or disability, the earned amount of all outstanding MPIP awards would be prorated based on the actual performance of the Company in the applicable performance measurement periods. In the tables below, the values shown are calculated based on actual performance for the three-year performance measurement period ending December 31, 2009 and assuming target performance for the three-year performance measurement period ending December 31, 2010.

Short-Term Disability Plan and Long-Term Disability Plan

In the event that a named executive officer became totally incapacitated, he or she would receive short-term disability benefits for the first six months during the disability period, in the amount of 60-100% of his or her current annual base salary based upon years of service. Thereafter, he or she would receive long-term disability benefits in the amount of 60% of his or her current annual base salary plus the average of the last three years’ KEIP payments, with a maximum annual payment of $300,000. These payments continue (as long as the executive were totally disabled) until the executive reaches the social security full retirement age. The disability benefits shown in the table below reflect the net present value of both benefit payments discounted at 4%.

Executive Salary Continuation Plan

In the event a named executive officer’s death, his or her beneficiary would be paid a death benefit equal to three times the officer’s annual salary in effect on January 1, 2009. Such benefit would be paid out in equal installments over a ten-year period following the executive’s death. The Executive Salary Continuation Plan benefits shown in the table below under “Death” reflect the net present value of the payments, discounted at 4%.

During any period of disability of a named executive officer, the Company would continue to pay Executive Salary Continuation Plan premiums. The Executive Salary Continuation Plan benefits shown in the table below under “Disability” reflect the net present value of the premiums, discounted at 4%.

The Executive Salary Continuation Plan was discontinued effective January 1, 2010.

Executive Life Insurance Plan

During any period of disability of a named executive officer, the Company would continue to pay Executive Life Insurance Plan premiums for the officer. The Executive Life Insurance Plan premiums shown in the table below under “Disability” reflect the net present value of the premiums, discounted at 4%.

The Executive Life Insurance Plan was discontinued effective January 1, 2010.

Potential Payments upon Termination or Change-in-Control Tables

The following table sets forth the payments required to be made to each named executive officer in connection with the termination of their employment upon specified events assuming a $32.64 per share price for our common stock (closing price of our Common Stock on December 31, 2009). The amounts shown assume that the termination was effective December 31, 2009, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts paid out can only be determined at the time of such executive’s separation from the company.

Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination (non Change in Control)	For Cause Termination	Involuntary or Good Reason Termination (Change in Control)	Death	Disability
Base Salary
Robert B. Allen	$0	$0	$0	$0	$500,000	$0	$0
Stephen C. Yevich	0	0	0	0	300,000	0	0
Steven E. Neace	0	0	0	0	235,000	0	0
Carole L. Vanyo	0	0	0	0	202,000	0	0
John S. Davis	0	0	0	0	245,000	0	0
Annual Bonus
Robert B. Allen	$0	$0	$0	$0	$375,000	0	0
Stephen C. Yevich	0	0	0	0	135,000	0	0
Steven E. Neace	0	0	0	0	94,000	0	0
Carole L. Vanyo	0	0	0	0	72,000	0	0
John S. Davis	0	0	0	0	98,000	0	0
Stock Options
Robert B. Allen	0	$1,650,830	0	0	$1,650,830	$1,650,830	$1,650,830
Stephen C. Yevich	0	766,463	0	0	766,463	766,463	766,463
Steven E. Neace	0	462,913	0	0	462,913	462,913	462,913
Carole L. Vanyo	0	494,863	0	0	494,863	494,863	494,863
John S. Davis	0	491,821	0	0	491,821	491,821	491,821
LTI-Cash (MPIP)
Robert B. Allen	0	$455,533	0	0	$600,000	$455,533	$455,533
Stephen C. Yevich	0	227,767	0	0	300,000	227,767	227,767
Steven E. Neace	0	227,767	0	0	300,000	227,767	227,767
Carole L. Vanyo	0	227,767	0	0	300,000	227,767	227,767
John S. Davis	0	0	0	0	0	0	0
Health/Welfare, Executive Life Insurance, Executive Salary Continuation, Disability Benefits
Robert B. Allen	0	0	0	0	$12,918	$1,107,692	$2,967,003
Stephen C. Yevich	0	0	0	0	4,094	709,615	3,264,691
Steven E. Neace	0	0	0	0	12,918	654,808	3,219,374
Carole L. Vanyo	0	0	0	0	12,918	582,692	3,395,381
John S. Davis	0	0	0	0	4,094	0	2,451,201

Executive Benefits and Payments Upon Termination	Voluntary Termination	Retirement	Involuntary Not for Cause Termination (non Change in Control)	For Cause Termination	Involuntary or Good Reason Termination (Change in Control)	Death	Disability
Tax Gross-Up
Robert B. Allen	0	0	0	0	0	0	0
Stephen C. Yevich	0	0	0	0	0	0	0
Steven E. Neace	0	0	0	0	0	0	0
Carole L. Vanyo	0	0	0	0	0	0	0
John S. Davis	0	0	0	0	0	0	0
Total
Robert B. Allen	0	$2,106,363	0	0	$3,138,748	$3,214,055	$5,073,366
Stephen C. Yevich	0	994,230	0	0	1,505,557	1,703,845	4,258,921
Steven E. Neace	0	690,680	0	0	1,104,831	1,345,488	3,910,054
Carole L. Vanyo	0	722,630	0	0	1,081,781	1,305,322	4,118,011
John S. Davis	0	491,821	0	0	838,915	491,821	2,943,022

DIRECTOR COMPENSATION

Director Compensation Program

The Company uses both cash and stock-based compensation to attract and retain qualified directors to serve on our board of directors.

Annual Cash Compensation.

Non-employee directors receive an annual cash retainer of $40,000, a fee of $1,500 for each meeting of the board of directors attended and a fee of $1,000 for each committee meeting attended. An additional annual retainer of $125,000 is paid to the independent Chairman of the Board. Additional retainers of $10,000, $7,500 and $5,000 are paid to the chairs of the Audit Committee, the Compensation Committee and the Governance Committee, respectively. Director retainers are paid quarterly and meeting fees are paid after each meeting. Directors are also reimbursed for travel and out-of-pocket expenses incurred in connection with their service.

Annual Equity-Based Compensation.

Non-employee directors receive an annual equity award equal to $90,000 based on the average of the high and low trading prices of our common stock on the date of grant. The award vests on the first anniversary of the grant date. Non-employee directors are also eligible to receive an annual allocation of stock units equal to 50% of his or her annual retainer. See “Director’s Stock Accumulation Plan” below.

Benefits and Perquisites.

We do not provide retirement benefits, perquisites or other benefits to non-employee directors.

The following table sets forth the compensation paid to non-employee directors in 2009. The cash amounts reported represent compensation for 2009 as paid.

Non-Employee Director Summary Compensation Table

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total
Carl S. Sloane, Chairman	$195,500	$110,000	$0	$0	$0	$305,500

John S. Brinzo	81,500	110,000	0	0	0	191,500

Michael S. Gilliland	70,500	110,000	0	0	0	180,500

Lawrence J. Mosner	90,500	110,000	0	1,870	0	202,370

Carroll R. Wetzel, Jr.	79,500	110,000	0	0	0	189,500

(1)	Amounts reported include any 2009 fees paid in 2009 and 2010, and any fees deferred under the Plan for Deferral of Directors’ Fees.
(2)	Amounts reported reflect the aggregate grant date fair value computed in accordance with FASB Accounting Standards Codification (ASC) Topic 718. We refer you to the discussion of the assumptions used in such valuation in Notes 1 and 11 to the Consolidated Financial Statements in the Original Form 10-K. During 2009, each director was granted the following stock awards: Mr. Brinzo – 679 DSAP units with a fair value of $20,000 and 3,202 restricted stock units with a fair value of $90,000; Mr. Gilliland – 679 DSAP units with a fair value of $20,000 and 3,202 restricted stock units with a fair value of $90,000; Mr. Mosner – 679 DSAP units with a fair value of $20,000 and 3,202 restricted stock units with a fair value of $90,000; Mr. Sloane – 679 DSAP units with a fair value of $20,000 and 3,202 restricted stock units with a fair value of $90,000; and Mr. Wetzel – 679 DSAP units with a fair value of $20,000 and 3,202 restricted stock units with a fair value of $90,000.

Plan for Deferral of Directors’ Fees

Under the Plan for Deferral of Directors’ Fees, a director may elect to defer receipt of his or her fees to future years. Compensation that is deferred earns interest, compounded quarterly, at the prime commercial lending rate of JPMorgan Chase, as of the end of the previous calendar quarter. A director’s deferred account balance is distributed in a lump-sum payment or, at the director’s election, in up to10 annual installments which may begin before or after a director ceases to be a member of the Board, as permitted by the plan.

The following table sets forth the aggregate balance for each participating director under the Plan for Deferral of Directors’ Fees as of December 31, 2009:

Director Deferral Balance Table

Name	Aggregate Deferral Balance
John S. Brinzo	$0

Michael S. Gilliland	0

Lawrence J. Mosner	97,258

Carl S. Sloane	0

Carroll R. Wetzel, Jr.	0

Directors’ Stock Accumulation Plan

Under the terms of the Directors’ Stock Accumulation Plan (the “DSAP”), each non-employee director receives an allocation of DSAP units equal to 50% of his or her annual retainer on June 1 of each year. The number of units allocated is determined by dividing the average of the high and low trading price of Company common stock on the first trading date in June as reported on the New York Stock Exchange Composite Transaction Tape. DSAP units vest one year from their grant date, or, if earlier, upon the director’s termination of service or upon a change in control as defined in the plan. Upon termination of service, a director’s account is distributed in shares of Company common stock equal to the director’s final balance of DSAP units. A director’s deferred account balance is distributed in a lump-sum payment or, at the director’s election, in up to 10 annual installments.

Non-Employee Directors’ Equity Plan

The Non-Employee Directors’ Equity Plan provides for the grant of equity awards, including options, stock appreciation rights, restricted stock, “other stock based awards” or any combination thereof, to our non-employee directors. The Board has sole discretion to determine the number or amount of any awards to be awarded to any participant. All outstanding equity awards will vest, become fully exercisable without restriction and will be settled upon a change in control as defined in the plan.

Outstanding Equity Awards Table

The following table presents information concerning the number of outstanding, unexercised equity for the named directors as of December 31, 2009.

Name	Original Grant Date	Spin-off Grant Conversion Date	Option Awards					Stock Awards
			Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Vesting Date	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
John S. Brinzo	7/1/2005 7/3/2006 7/1/2007 5/18/2009	10/31/2008 10/31/2008 10/31/2008	5,611 8,917 8,917	0 0 0	$16.21 25.36 27.81	— —	7/1/2015 7/3/2016 7/1/2017	3,202	90,000

Michael S. Gilliland	5/18/2009							3,202	90,000

Lawrence J. Mosner	7/3/2006 7/1/2007 5/18/2009	10/31/2008 10/31/2008	8,917 8,917	0 0	25.36 27.81	— —	7/3/2016 7/1/2017	3,202	90,000

Carl S. Sloane	7/3/2006 7/1/2007 5/18/2009	10/31/2008 10/31/2008	8,917 8,917	0 0	25.36 27.81	— —	7/3/2016 7/1/2017	3,202	90,000

Carroll R. Wetzel, Jr.	5/18/2009							3,202	90,000

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee (a) has ever been employed by the Company, as an officer, employee or otherwise, or (b) has or had any relationship with the Company in 2009 requiring disclosure required by Item 404 of Regulation S-K. In addition, during 2009, none of our executive officers served as a member of the compensation or similar committee or as a member of the board of directors of any other entity that has one or more executive officers who served on our Compensation Committee.

RISKS RELATED TO COMPENSATION POLICIES AND PRACTICES

As part of its oversight of the Company’s executive compensation programs, the Compensation Committee considers the overall impact of the Company’s compensation programs and the incentives created by the compensation awards that it administers. In addition, the Company reviews all of its compensation policies and procedures, including the incentives that they create and factors that may increase or reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company. Based on this review, the Company has concluded that any risks arising from its compensation policies and procedures for its employees are not reasonably likely to have a material adverse effect on the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The information required by this item is included in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the Original Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

Based in part on information furnished by each director and executive officer named in the Summary Compensation Table, the number of shares of Common Stock beneficially owned by each of our directors, named executive officers, and directors and executive officers as a group on April 6, 2010 was as follows:

Name	Amount and Nature of Beneficial Ownership		Percentage of Class
Robert B. Allen	193,090	(a)(b)	*
John S. Brinzo	32,495	(b)	*
Michael S. Gilliland	9,050		*
Lawrence J. Mosner	26,884	(b)	*
Carl S. Sloane	42,750	(b)	*
Carroll R. Wetzel, Jr.	9,050		*
John S. Davis	0		*
Shawn L. Lucht	24,578	(b)	*
Steven E. Neace	54,989	(b)	*
Stacey V. Rapier	21,009	(a)(b)	*
Robert D. Trotter	16,518	(a)(b)	*
Carole L. Vanyo	59,850	(b)	*
Stephen C. Yevich	106,794	(b)	*
All officers and directors as a group	597,057	(b)	1.27%

*	Less than 1%
(a)	Indicates that Common Stock is jointly held by named individual and another person.
(b)	The number of shares beneficially owned include shares of Common Stock which could be acquired within 60 days after April 6, 2010, upon the exercise of options granted pursuant to the Company’s stock option plans, as set forth below.

Mr. Allen	156,059
Mr. Brinzo	23,445
Mr. Mosner	17,834
Mr. Sloane	17,834
Mr. Lucht	22,665
Mr. Neace	54,989
Ms. Rapier	19,321
Mr. Trotter	14,118
Ms. Vanyo	56,850
Mr. Yevich	89,177
All officers and directors as a group	472,292

The following table sets forth the only persons known to the Company to be deemed beneficial owners of more than five percent of the outstanding Common Stock as of the dates set forth in the footnotes to the table:

Name	Amount and Nature of Beneficial Ownership		Percentage of Class
Wellington Management Company, LLP	2,567,300	(a)	5.61%

(a)	Based solely on Schedule 13G, dated February 12, 2010, filed with the SEC on February 12 2010 by Wellington Management Company, LLP, an investment advisor (“Wellington”). Wellington will have the sole power to vote or to direct the vote of no shares of Common Stock, shared power to vote or to direct the vote of 2,218,850 shares of Common Stock, sole power to dispose or to direct the disposition of no shares of Common Stock, and shared power to dispose or to direct the disposition of 2,567,300 shares of Common Stock.

Change in Control

On January 18, 2010, the Company entered into a definitive agreement and plan of merger, as amended (“Merger Agreement”) to be merged into a wholly-owned subsidiary of Tyco International Ltd. (“Tyco”) (the “Merger”). Under the terms of the Merger Agreement, for each share of our common stock outstanding, our shareholders will generally have the right to receive for each share of Common Stock, at the election of the shareholder, (a) 42.50 in cash (subject to proration to reflect an overall cap on the amount of cash consideration to be paid by Tyco), (b) a combination of $12.75 in cash and a fraction of a Tyco share equal to $29.75 divided by the volume weighted-average price of Tyco’s shares on the New York Stock Exchange (“NYSE”) during the 10-trading day period ending on the fifth full trading day prior to the closing date, subject to collar between $32.97 and $40.29, or (c) Tyco shares equal to $42.50 divided by the volume weighted-average price detailed in (b) above, subject to the same collar. The Merger is subject to customary closing conditions, including the approval of our shareholders. We currently expect the Merger to close in the second quarter of calendar year 2010. Consequently, upon closing of the Merger, there will be a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Procedures for Review and Approval of Related Person Transactions.

The Company has adopted a policy regarding the review and approval of related person transactions. In the event that the Company proposes to enter into a related person transaction, the transaction must be recommended to the Audit Committee. As provided in its charter, the Audit Committee is required to review and approve each related person transaction and any disclosures that are required by Item 404 of Regulation S-K. The Audit Committee will review each related person transaction on a case by case basis.

For purposes of this policy, a “related person transaction” has the same meaning as in Item 404 of Regulation S-K: a transaction, arrangement or relationship (or any series of related transactions, arrangements or relationships) in which we are, were or will be a participant and the amount involved exceeds $120,000 and in which any “related person” has, had or will have a direct or indirect material interest.

For purposes of this policy, a “related person” has the same meaning as in Item 404 of Regulation S-K: any person who was our director, nominee for director or executive officer during our preceding fiscal year (or an immediate family member of such a director, nominee for director or executive officer) or a beneficial owner of more than 5% of our outstanding Common Stock (or an immediate family member of such owner).

Director Independence

For a director to be deemed “independent,” the Board shall affirmatively determine that the director has no material relationship with the Company, either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company. In making this determination, the Board shall apply the following standards:

1.	A director who is, or has been within the last three years, an employee of the Company, or whose immediate family member is, or has been within the last three years, an executive officer of the Company, is not independent. Employment as an interim Chairman, CEO or other executive officer will not disqualify a director from being considered independent following such employment.

2.	A director who has received or who has an immediate family member serving as an executive officer who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from the Company (excluding director and committee fees and pensions or other forms of deferred compensation for prior service, provided such compensation is not contingent in any way on continued service), is not independent. Compensation received by a director for former service as an interim Chairman, CEO or other executive officer will not count toward the $120,000 limitation.

3.	A director is not independent if (a) the director or an immediate family member is a current partner of a firm that is the Company’s internal or external auditor; (b) the director is a current employee of such a firm; (c) the director has an immediate family member who is a current employee of such a firm personally works on the Company’s audit; or (d) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company’s audit within that time.

4.	A director who is or has been within the last three years, or whose immediate family member is or has been within the last three years, employed as an executive officer of another company where any of the present executive officers of the Company at the same time serves or served on that company’s compensation committee, is not independent.

5.	A director who is a current employee, or whose immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues, is not independent.

The Board of Directors of the Company has affirmatively determined that all of the members of the Board of Directors, except Mr. Allen, are independent under the listing standards of the New York Stock Exchange and the categorical standards described above.

In addition, the Board has examined the composition of the Audit Committee, Compensation Committee and Governance Committee, and found the members to meet the independence requirements set forth in the listing standards of the New York Stock Exchange and in accordance with the respective committee’s charter.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid To Principal Accountant

The following table lists fees billed by KPMG for the years ended December 31, 2008 and 2009.

	2009	2008 (2)
	(in thousands)
Audit Fees	$656.3	517.5
Audit-Related Fees	—	—
Tax Fees (1)	10.7	15.6
All Other Fees	—	—

Total Fees	$667.0	533.1

(1)	Tax fees relate to tax services provided to Broadview Security Canada Limited (formerly Brink’s Home Security Canada Limited).
(2)	Audit and tax fees for 2008 relate to services performed prior to the Spin-Off and were billed to and paid by The Brink’s Company. BCO allocated the expense attributed to the audit and tax services provided to Brink’s Home Security, Inc. Total fees represent such allocated expenses.

Audit Fees are primarily for professional services provided in connection with the audit of the Company’s financial statements and review of quarterly consolidated financial statements (including the audit of the effectiveness of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002) and audit services provided in connection with other statutory or regulatory filings.

Audit-Related Fees primarily include fees for assurance services that are reasonably related to the audit of the Company’s consolidated financial statements and for services in connection with audits of the Company’s pension and other employee benefit plans.

Tax Fees primarily include fees associated with tax compliance and tax advice, as well as domestic and international tax planning. This category also includes tax planning on mergers and acquisitions and restructurings, as well as other services related to tax disclosure and filing requirements.

All Other Fees are for services provided to the Company not otherwise included in the categories above, including assistance with applications for grants and incentives.

Procedures for Pre-Approval of Audit and Non-Audit Services

The Audit Committee has adopted procedures for pre-approving certain specific audit and non-audit services provided by the independent registered public accounting firm. The pre-approved services are described in detail under three categories: audit and audit-related, tax services and agreed upon procedures. Requests for services will be reviewed by the Company’s Legal Department and Finance Department to ensure that they satisfy the requirements of the pre-approval policy. The Audit Committee is provided a detailed update of these audit and non-audit engagements at each regular meeting. All of KPMG’s services were pre-approved by the Audit Committee in 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits required to be furnished pursuant to Item 15 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brink’s Home Security Holdings, Inc.

(Registrant)

Date: April 6, 2010	By:	/S/ ROBERT B. ALLEN
Robert B. Allen (Director, President and Chief Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of January 18, 2010, between the Registrant, Tyco International Ltd., Barricade Merger Sub, Inc. and ADT Security Services, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 19, 2010).

2.2	Separation and Distribution Agreement between the Registrant and The Brink’s Company dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Amendment No. 3 on Form 10 Registration Statement filed September 25, 2008).

2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 22, 2010, by and among Brink’s Home Security Holdings, Inc., Tyco International Ltd., Barricade Merger Sub, Inc. and ADT Security Services, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2010)

3.1	Amended and Restated Articles of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Amendment No. 3 to Form 10 filed September 25, 2008).

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated herein by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed November 19, 2009).

10.1	Transition Services Agreement between the Registrant and The Brink’s Company dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Amendment No. 3 to Form 10 Registration Statement filed September 25, 2008).

10.2	Brand Licensing Agreement between the Registrant and Brink’s Network, Incorporated dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Amendment No. 3 to Form 10 Registration Statement filed September 25, 2008).

10.3	Non-Competition and Non-Solicitation Agreement between the Registrant and The Brink’s Company dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Amendment No. 3 to Form 10 Registration Statement filed September 25, 2008).

10.4	Employee Matters Agreement between the Registrant and The Brink’s Company dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Form 10 Registration Statement filed July 18, 2008).

10.5	Tax Matters Agreement between the Registrant and The Brink’s Company dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Amendment No. 2 to Form 10 filed August 14, 2008).

10.6*	Key Employees’ Deferred Compensation Program, dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Amendment No. 1 to Form 10 Registration Statement filed July 18, 2008).

10.7*	Management Performance Improvement Plan, dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Amendment No. 1 to Form 10 Registration Statement filed July 18, 2008).

10.8*	Key Employees Incentive Plan, dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Amendment No. 1 to Form 10 Registration Statement filed July 18, 2008)

10.9*	Directors’ Stock Incentive Plan, dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Amendment No. 1 to Form 10 Registration Statement filed July 18, 2008).

10.10*	Plan for Deferral of Directors’ Fees, dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Amendment No. 1 to Form 10 Registration Statement filed July 18, 2008).

10.11	Form of Change in Control Agreement entered into by the Registrant with certain of its executives. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2009).

10.12*	2008 Equity Incentive Plan, dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Amendment No. 3 to Form 10 Registration Statement filed September 25, 2008).

10.13*	Non-Employee Directors’ Equity Plan, dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Amendment No. 3 to Form 10 Registration Statement filed September 25, 2008).

10.14*	Directors’ Stock Accumulation Plan, dated as of October 31, 2008. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Amendment No. 3 to Form 10 Registration Statement filed September 25, 2008).

10.15	Form of Indemnification Agreement entered into by the Registrant with its directors and officers. (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Amendment No. 3 to Form 10 Registration Statement filed September 25, 2008).

10.16	$75,000,000 Credit Agreement among the Registrant, as Borrower, Bank of America, N.A., Compass Bank, and Wachovia Bank, National Association as Lenders, JPMorgan Chase Bank, N.A., individually and as Administrative Agent, and Wells Fargo Bank, N.A. as Lender and Syndication Agent, dated as of October 21, 2008. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 23, 2008) .

10.17*	Form of Option Agreement for options granted under 2008 Equity Incentive Plan. (Incorporated herein by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 10-K filed March 31, 2009).

10.18*	Form of Award Agreement for restricted stock units granted under Non-Employee Directors’ Equity Plan. (Incorporated herein by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 10-K filed March 31, 2009).

10.19*	Form of Award Agreement for deferred stock units granted under Non-Employee Directors’ Equity Plan. (Incorporated herein by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 10-K filed March 31, 2009).

10.20	First Amendment, Limited Consent and Waiver to Credit Agreement, between the Registrant, the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and Wells Fargo Bank, N.A. as Syndication Agent, Dated February 17, 2010. (1)

21	Current List of Subsidiaries of Registrant. (1)

23	Consent of Independent Registered Public Accounting Firm. (1)

24	Powers of Attorney. (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
(1)	Filed or furnished as an Exhibit to our Original Form 10-K filed on February 24, 2010.
(2)	Our original certifications pursuant to Rule 13a-14a and Rule 14d-14(a) are filed with our Original Form 10-K filed on February 24, 2010. The certifications filed with this Amendment are limited to the matters addressed herein.