Form 10-Q
period 2010-03-31
Brink's Home Security Holdings, Inc.
filed 2010-04-28
CIK 1436040

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2010
Common Stock, no par value	45,872,480

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2010 (unaudited) and December 31, 2009

($ in millions, except share data)

	March 31, 2010	Dec. 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$141.5	$113.2
Certificates of deposit	5.0	5.0
Accounts receivable (net of allowance of $6.1 and $6.0 as of March 31, 2010 and December 31, 2009, respectively)	33.8	36.5
Prepaid expenses and other	8.4	11.4
Deferred income taxes	9.3	9.9

Total current assets	198.0	176.0
Property and equipment, net	717.8	710.1
Deferred subscriber acquisition costs, net	84.4	84.5

Total Assets	$1,000.2	$970.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26.2	$24.4
Payroll and other employee liabilities	12.5	12.6
Other accrued liabilities	26.0	20.4
Deferred revenue	47.1	46.6

Total current liabilities	111.8	104.0
Deferred revenue	181.4	182.2
Deferred income taxes	152.3	149.4
Other liabilities	11.2	11.6

Total Liabilities	456.7	447.2

Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock, $10 par value, 2.0 million shares authorized, no shares issued	—	—
Common stock, no par value, 170.0 million shares authorized, 45.9 million shares issued and outstanding at March 31, 2010 and 45.8 million shares issued and outstanding at December 31, 2009	—	—
Additional paid-in capital	62.9	60.3
Retained earnings	482.3	464.8
Accumulated other comprehensive loss	(1.7)	(1.7)

Total shareholders’ equity	543.5	523.4

Total Liabilities and Shareholders’ Equity	$1,000.2	$970.6

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

($ in millions, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues	$146.5	$136.0

Expenses:
Cost of revenues	67.6	65.2
Selling, general and administrative expenses	50.2	45.5

Total expenses	117.8	110.7
Other operating income (expense), net	0.2	(0.2)

Operating profit	28.9	25.1
Interest income, net	—	0.1

Income before income taxes	28.9	25.2
Provision for income taxes	11.4	10.0

Net income	$17.5	$15.2

Other comprehensive income (loss)	—	—

Comprehensive income	$17.5	$15.2

Earnings per common share (see Note 9 – Earnings per Share)
Basic	$0.38	$0.33
Diluted	$0.38	$0.33

Weighted average common shares outstanding (see Note 9 – Earnings per Share)
Basic	46.0	45.8
Diluted	46.3	45.9

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2010

(Unaudited)

($ in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2009	$—	$60.3	$464.8	$(1.7)	$523.4
Net income			17.5		17.5
Share-based compensation expense		1.8			1.8
Exercise of stock options	—	0.7			0.7
Excess tax benefit of stock options exercised	—	0.1			0.1

Balance as of March 31, 2010	$—	$62.9	$482.3	$(1.7)	$543.5

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

BRINK’S HOME SECURITY HOLDINGS, INC.

and subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

($ in millions)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$17.5	$15.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.7	22.2
Impairment charges from subscriber disconnects	15.5	14.0
Amortization of deferred revenue	(9.5)	(9.3)
Deferred income taxes	8.1	5.8
Share-based compensation	1.8	1.3
Provision for uncollectible accounts receivable	3.5	3.0
Other operating, net	(0.2)	0.3
Excess tax benefit from exercise of stock options	(0.1)	—
Change in operating assets and liabilities:
Accounts receivable	(0.8)	(1.8)
Accounts payable and accrued liabilities	5.3	10.4
Deferral of subscriber acquisition costs	(4.9)	(5.5)
Deferral of revenue from new subscribers	8.6	10.3
Prepaid expenses and other current assets	1.6	1.4
Other, net	(0.5)	(0.7)

Net cash provided by operating activities	$69.6	$66.6

Cash flows from investing activities:
Capital expenditures	(42.1)	(47.2)

Net cash used in investing activities	$(42.1)	$(47.2)

Cash flows from financing activities:
Proceeds from exercise of stock options	0.7	—
Excess tax benefit from exercise of stock options	0.1	—

Net cash used in financing activities	$0.8	$—

Cash and cash equivalents:
Net increase	28.3	19.4
Balance at beginning of period	113.2	63.6

Balance at end of period	$141.5	$83.0

Supplemental cash flow information:
Cash for income tax refund (payment), net	$0.1	$(0.8)
Cash paid for interest	$0.1	$—

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business, Basis of Presentation and Significant Accounting Policies

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

Recent Developments

On January 18, 2010, we announced that we signed a definitive agreement and plan of merger (“Merger Agreement”) to be merged into a wholly-owned subsidiary of Tyco International Ltd (“Tyco”) in a transaction valued at approximately $2.0 billion (the “Merger”). Under the terms of the Merger Agreement, for each share of our common stock outstanding, our shareholders will generally have the right to receive, at the election of the shareholder, (a) $42.50 in cash (subject to proration to reflect an overall cap on the amount of cash to be paid by Tyco), (b) a combination of $12.75 in cash and a fraction of a Tyco share equal to $29.75 divided by the volume weighted-average price of Tyco’s shares on the New York Stock Exchange (“NYSE”) during the 10-trading day period ending on the fifth full day prior to the closing date, subject to a collar between $32.97 and $40.29, or (c) Tyco shares equal to $42.50 divided by the volume weighted-average price detailed in (b) above, subject to the same collar. The Merger Agreement was subsequently amended to provide that, to the extent the closing of the Merger occurs prior to the distribution date of Tyco’s quarterly dividend, which is currently scheduled to be made on May 26, 2010, our shareholders who receive Tyco shares in the Merger will receive the applicable dividend for each Tyco share they receive in the Merger. The Merger is subject to customary closing conditions, various regulatory approvals and approval of our shareholders. We currently expect the Merger to close on or about May 14, 2010. Upon closing of the Merger, we anticipate that Broadview Security will be combined with Tyco’s ADT security business under the ADT brand.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information not misleading. All intercompany balances and transactions have been eliminated in consolidation.

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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report for the period ended December 31, 2009, filed with the SEC on February 24, 2010 and as amended on April 6, 2010 (“Form 10-K”).

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

Note 2 – Transactions with Related Parties

Agreements Related to the Spin-off from BCO

Following the Spin-off, the Company has operated independently from BCO, and has no ownership interest in BCO. As a part of the Spin-off, the Company entered into certain agreements, including the Tax Matters Agreement (“TMA”) and the Brand Licensing Agreement. In order to govern the ongoing relationships between the Company and BCO after the Spin-off and to provide mechanisms for an orderly transition, the Company and BCO agreed to certain non-compete and non-solicitation arrangements. Also, the Company and BCO agreed to indemnify each other against certain liabilities arising from their respective businesses.

Brand License Agreement

Pursuant to the Brand Licensing Agreement, BCO allows the Company to use trademarks for certain products and services for a royalty fee approximately 1.25% of revenue. The Brand Licensing Agreement is effective until the earlier of October 31, 2011, or when the Company ceases active use of the trademarks. Royalty expense was $1.8 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively, and is included in cost of revenues.

Note 3 – Property and Equipment, net

The following table presents the Company’s property and equipment, net:

(In millions)	March 31, 2010	Dec. 31, 2009
Land	$2.5	$2.5
Buildings	15.5	15.5
Leasehold improvements	6.5	6.1
Security systems	1,031.9	1,012.5
Capitalized software	22.4	21.8
Computers and office equipment	52.8	51.9

	1,131.6	1,110.3
Accumulated depreciation and amortization	(413.8)	(400.2)

Property and equipment, net	$717.8	$710.1

The following table presents depreciation and amortization expense:

	Three Months Ended March 31,
(In millions)	2010	2009
Property and equipment	$20.8	$19.2
Deferred subscriber acquisition costs	2.9	3.0

Total Depreciation and Amortization	$23.7	$22.2

Note 4 – Income Taxes

Income tax provisions for interim periods are based on estimated annual income tax rates calculated separately from the effect of significant, infrequent, or unusual items. The Company’s effective income tax rate for the three months ended March 31, 2010 was 39.4% compared with 39.7% in the same period last year.

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

Note 5 – Share-Based Compensation Plans

On February 19, 2010, the Company granted stock options under the Company’s 2008 Equity Incentive Plan to purchase 209,000 shares of the Company’s common stock to certain employees. The exercise price for the stock option grants was $41.23, which was equal to the average high and low of the Company’s common stock on the New York Stock Exchange on the grant date. The stock options granted generally vest over a three year annual graded schedule. The grant date fair value of these stock options approximated $3.0 million.

Share-based compensation expense is included in selling, general and administrative expense and was $1.8 million and $1.3 million for the three months ended March 31 2010 and 2009, respectively.

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

The Credit Agreement includes a requirement that the Company maintain: (i) a Leverage Ratio (as defined in the Credit Agreement) of no more than 2.5 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 2.0 to 1.0 for the same trailing four quarter period. At March 31, 2010, the Company is in compliance with the requirements of the Credit Agreement.

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

As of March 31, 2010, no funds have been drawn under the Credit Facility, but the Company has used the Credit Facility to issue letters of credit totaling $4.3 million.

In order for us to comply with certain operating covenants included in the Merger Agreement, and as contemplated by the Merger Agreement, we entered into an amendment and received a limited consent and waiver to the Credit Agreement.

Note 7 – Geographic Information

Revenues by country for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
United States	$144.4	$134.3
Canada	2.1	1.7

Total	$146.5	$136.0

No single customer represents more than 10% of total revenue.

As of March 31, 2010 and December 31, 2009, long-lived assets, consisting of property and equipment, net, and deferred charges by country were as follows:

(In millions)	March 31, 2010	December 31, 2009
United States	$788.3	$780.9
Canada	13.9	13.7

Total	$802.2	$794.6

Net liabilities related to the Canadian operations totaled $0.1 million as of March 31, 2010 and $0.6 million at December 31, 2009.

Note 8 – Commitments and Contingencies

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

In April 2009, a Michigan state circuit court jury rendered a verdict against the Company for $4.2 million pertaining to claims made by a terminated employee of the Company. On July 7, 2009, the trial court entered judgment in favor of the plaintiff for $4.7 million. This amount included approximately $0.5 million in pre-judgment interest and attorney fees. After post-trial proceedings, on September 25, 2009, the trial court entered a revised judgment in the amount of $3.5 million. The amount of the revised judgment has been included in other accrued liabilities as of March 31, 2010. On October 16, 2009, the Company filed an appeal seeking reversal of the judgment or in the alternative a new trial, based on various alleged points of error by the trial court. In connection with the appeal, the trial court ordered a stay of execution on the judgment which requires the Company to post an appeal bond. The Company has filed its initial appeal brief and a reply to the plaintiff’s brief but no date has yet been set for oral argument.

Note 9 – Earnings per Share

Basic earnings per share (“EPS”) was computed by dividing net income by the weighted average number of common shares outstanding for the three months ended March 31, 2010 and 2009. Diluted EPS was calculated in a similar manner but included the dilutive effect of stock options and restricted stock units outstanding for the respective periods. To the extent these securities were anti-dilutive, they were excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2010 and 2009, 0.1 million and 1.2 million shares were anti-dilutive, respectively.

(In millions, except EPS)	Three Months Ended March 31,
	2010	2009
Earnings:
Net income	$17.5	$15.2

Shares:
Weighted average common shares outstanding	46.0	45.8
Adjustment for assumed dilution — stock options and restricted stock awards	0.3	0.1

Weighted average common shares outstanding and common stock equivalents	46.3	45.9

Earnings per share:
Basic	$0.38	$0.33
Diluted	0.38	0.33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (which Sections were adopted as part of the Private Securities Litigation Reform Act of 1995). Statements preceded by, followed by or that otherwise include the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “prospects,” “outlook,” and similar words or expressions, or future or conditional verbs such as “will,” “should,” “would,” “may,” and “could” are generally forward-looking in nature and not historical facts. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements. Except as required by law, we disclaim any intention, and undertake no obligation, to revise any forward-looking statements, whether as a result of new information, a future event, or otherwise. These risks, uncertainties and contingencies, many of which are beyond our control, include, but are not limited to risks related to the Merger, risks inherent in the Spin-off from our former parent corporation, the demand for our products and services, the ability to identify and execute further cost and operational improvements and efficiencies in our core business, the actions of competitors, our ability to successfully build and market a new brand, our ability to identify strategic opportunities and integrate them successfully, our ability to maintain subscriber growth, the number of household moves, the level of home sales or new home construction, potential instability in housing credit markets, our ability to cost-effectively develop or incorporate new systems or technology in a timely manner, our ability to balance the cost of acquiring customers with the profit from serving existing customers, our ability to keep disconnect rates relatively low, the availability and cost of capital, and general business conditions. For additional risks and uncertainties that could impact our forward-looking statements, please see Part II Item 1A, “Risk Factors” herein, and also the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities Exchange Commission (“SEC”), on February 24, 2010 and amended on Form 10-K/A filed on April 6, 2010 (“Form 10-K”), which includes, but is not limited to, the discussion under “Risk Factors” therein, which you may view at www.sec.gov.

General

The following discussion, which presents the results of Brink’s Home Security Holdings, Inc. and its consolidated subsidiaries, should be read in conjunction with the accompanying unaudited condensed consolidated interim financial statements and notes thereto at March 31, 2010 and December 31, 2009 and the three months ended March 31, 2010 and 2009.

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

Recent Developments

On January 18, 2010, we signed a definitive agreement and plan of merger (“Merger Agreement”) to be merged into a wholly-owned subsidiary of Tyco International Ltd (“Tyco”) in a transaction valued at approximately $2.0 billion (the “Merger”). The Merger is subject to customary closing conditions, various regulatory approvals and approval of our shareholders. We currently expect the Merger to close on or about May 14, 2010. Upon closing of the Merger, we anticipate that Broadview Security will be combined with Tyco’s ADT security business under the ADT brand. This pending transaction may significantly impact our operations and continuation of historical trends in future periods as it becomes more difficult to reasonably estimate trends affecting our company, capital resource needs, and other items.

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

As a condition of the Spin-off, we were required to change the name of the Company prior to October 31, 2011. We announced Broadview Security as our new brand name on June 30, 2009 and immediately began the process to transition away from our heritage name. The change was a name change only. The corporate structure and management of the Company did not change.

We began marketing efforts in July 2009 to promote awareness of the new brand through advertisements via television media, internet, direct mail, yellow pages, and messaging to our existing subscriber base (“Brand Introduction”). The Brand Introduction also includes costs to create the new brand, convert building signage, re-decal our vehicle fleet, issue new technician uniforms, change customer yard signs, and other similar brand conversion activities.

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

Key Performance Indicators

The success of our business model depends on recurring contractual revenues and cash flows from our ongoing subscriber base. Key drivers of recurring contractual revenues are subscriber growth and continuous focus on existing customer retention. It is important to minimize subscriber cancellations as the majority of costs associated with a subscriber are incurred at installation. It currently takes approximately four years to recover our initial cash investment in a new subscriber. We use some of the cash flows from the ongoing subscriber base to finance the costs necessary to grow the subscriber base. We continually balance the current cost of growth with the future benefit of recurring contractual revenues. The recurring nature of our net operating cash flows tends to buffer but not eliminate the impact of negative trends in the general economy. In evaluating our results, we review the following key performance indicators:

Monthly Recurring Revenue (“MRR”) is a non-GAAP measure used to evaluate performance. MRR measures the amount of recurring revenues from subscriber fees and is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services. On page 18, MRR is described in greater detail and is accompanied by a reconciliation of MRR to revenue, its closest GAAP counterpart.

Subscriber Growth — The growth of our subscriber base is crucial to drive MRR expansion and to leverage our costs of operations. Despite a challenging housing market and generally weak economic conditions, our ending subscriber base has continued to grow as presented in the table on page 17.

Customer Retention — Success of our economic model is highly dependent on customer retention. We believe our disconnect rate is the lowest among the major monitored security service companies. Our low disconnect rate is driven in part by our discipline in acquiring new customers with acceptable credit backgrounds and by providing high quality equipment, installation, monitoring, and customer service.

Subscriber disconnects stem from three primary sources including account write-offs, household and business moves, and disconnects due to customer initiated cancellations for reasons other than moves. Another factor that can from time to time increase the disconnect rate is cancellation of multi-family contracts, as they can contain numerous individual subscriber sites.

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

EBITDA from Recurring Services —EBITDA from recurring services is a non-GAAP measure that we use to convey profits generated from the subscriber base adjusted for certain non-cash items including asset impairment charges, depreciation of fixed assets, amortization of deferred charges, and amortization of deferred revenue. We believe EBITDA from Recurring Services is useful to provide investors with information about operating profits, adjusted for significant non-cash items, generated from the existing customer base, which can be used to support the investment in new subscribers portion of our operations. This measure excludes the results of operations related to investment in new subscribers, a separate non-GAAP measure defined above. See the “Reconciliation of Non-GAAP Measures” section for the reconciliation of EBITDA from recurring services to its closest GAAP counterpart, net income.

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

Summary of Operating Results and Key Performance Indicators

($ in millions, except EPS, disconnect rate, subscriber growth rate and subscriber data)

	Three Months Ended March 31,
	2010	2009
Revenues	$146.5	$136.0

Cost of revenues	67.6	65.2
Selling, general and administrative expenses	50.2	45.5

Total costs and expenses	117.8	110.7
Other operating income (expense), net	0.2	(0.2)

Operating profit	28.9	25.1
Interest income, net	—	0.1

Income before income taxes	28.9	25.2
Income tax expense	11.4	10.0

Net income	$17.5	$15.2

Diluted EPS	$0.38	$0.33

Weighted average shares assuming dilution(a)	46.3	45.9

Key Performance Indicators
Monthly recurring revenue(b)	44.8	41.5
Subscriber growth
Ending number of subscribers (in thousands)	1,369.4	1,321.3
Ending subscriber base growth (percentage)(c)	3.6	5.7
Average number of subscribers (in thousands)	1,364.1	1,310.8
Average subscriber growth rate (percentage)	4.1	6.0
Customer retention
Disconnect rate (percentage)(d)	7.3	7.1
Profit from recurring services(e)	$59.5	$51.5
Investment in new subscribers(f)	$(30.6)	$(26.4)
EBITDA from recurring services(g)	$89.2	$78.4
Adjusted cash invested in new subscribers(h)	$(59.0)	$(62.8)

(a)	See Note 9 – Earnings per Share for explanation of the calculation of diluted earnings per share.
(b)	Monthly recurring revenue (“MRR”), a non-GAAP measure, is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber earned in the last month of the period for contractual monitoring and maintenance services. This measure is reconciled below under the caption “Reconciliation of Non-GAAP Measures.”
(c)	Calculated based on period ending subscribers.
(d)	Calculated as a ratio, the numerator of which is customer cancellations, on an annualized basis, and the denominator of which is the average number of customers during the period. Customer relocations, reactivations, and dealer charge backs of contract cancellations are excluded from the calculation.
(e)	Profit from recurring services, a non-GAAP measure, reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues and deferred acquisition costs as these amounts are recognized over time and are unrelated to generating new subscribers in the current period as discussed under the caption “Key Performance Measures — Profit from Recurring Services.” This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.
(f)	Investment in new subscribers, a non-GAAP measure, is net expense (primarily marketing and selling expenses, including Brand Introduction costs) incurred to add new subscribers to the subscriber base as discussed under the caption “Key Performance Measures — Investment in New Subscribers.” This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.
(g)	EBITDA from recurring services is a non-GAAP measure that we use to convey profits generated from the subscriber base adjusted for certain non-cash items including asset impairment charges, depreciation of fixed assets, amortization of deferred charges, and amortization of deferred revenue. This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.
(h)	Adjusted cash invested in new subscribers, a non-GAAP measure, represents cash used to acquire new subscribers during the period and excludes costs related to the Brand Introduction. This measure is reconciled below in the “Reconciliation of Non-GAAP Measures” section.

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Revenues

Revenues increased $10.5 million or 7.7% to $146.5 million in the three months ended March 31, 2010 from $136.0 million in the comparable prior period. The increase was primarily due to 4.1% growth in the average subscriber base and a 4.2% increase in MRR per ending subscriber over the comparable prior period end.

Cost of Revenues

Cost of revenues increased $2.4 million or 3.7% to $67.6 million in the three months ended March 31, 2010 from $65.2 million in the comparable prior period. The increase was primarily due to $1.5 million increase in impairment charges related to subscriber disconnects and an increase in costs to support the larger subscriber base. Cost of revenues was 46.1% of revenues in the three months ended March 31, 2010 and 47.9% in the comparable prior period.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased by $4.7 million or 10.3% to $50.2 million in the three months ended March 31, 2010 from $45.5 million in the comparable prior period. The increase was primarily due to $6.8 million increase in Brand Introduction costs and incremental costs to support the larger subscriber base. These increases were partially offset by $4.0 million unfavorable adjustment to the legal contingency accrual in the prior period (see Note 8 – Commitments and Contingencies for further discussion). SG&A was 34.3% of revenues in the three months ended March 31, 2010 and 33.5% in the prior comparable period. Excluding Brand Introduction costs, SG&A would have been $42.3 million and $44.4 million or 28.9% and 32.6% of revenues in the three months ended March 31, 2010 and 2009, respectively. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of Brand Introduction costs on operating profit.

Operating Profit

Operating profit increased $3.8 million or 15.1% to $28.9 million in the three months ended March 31, 2010 from $25.1 million in the prior comparable period, driven primarily by higher profits from recurring services on our larger subscriber base and an unfavorable adjustment to the legal contingency accrual in the prior period. These increases in operating profit were partially offset by increased Brand Introduction costs. Operating margin was 19.7% in the three months ended March 31, 2010 compared to 18.5% in the three months ended March 31, 2009. Excluding Brand Introduction costs, operating profit would have been $36.8 million and $26.2 million or 25.1% and 19.3% of revenue for the three months ended March 31, 2010 and 2009, respectively. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of Brand Introduction costs on operating profit.

Provision for Income Taxes

Provision for income taxes in the three months ended March 31, 2010 increased by $1.4 million to $11.4 million from $10.0 million as compared to the prior year comparable period. The change is due to the increase in income before income taxes, partially offset by a decrease in the effective tax rate to 39.4% in the current quarter from 39.7% in the prior comparable period.

Net Income and Earnings Per Share

In the three months ended March 31, 2010, we reported net income of $17.5 million, or $0.38 per diluted share compared to $15.2 million or $0.33 per diluted share for the prior comparable period. As previously discussed, the increase was primarily due to higher net profit from the larger subscriber base and an unfavorable adjustment to the legal contingency accrual in the prior period. These increases were partially offset by increased Brand Introduction costs. Refer to “Reconciliation of Non-GAAP Measures” section for further analysis on the impact of Brand Introduction costs on net income.

Monthly Recurring Revenue

MRR increased $3.3 million or 8.0% as of March 31, 2010 from the prior comparable period end primarily as the result of a 3.6% increase in the size of the ending subscriber base and a 4.2% increase in average recurring revenue per ending subscriber. The increase in MRR per subscriber is due to adding new subscribers at higher monthly monitoring rates, price increases, disconnecting customers having generally lower monthly recurring rates, and growth in additional chargeable services provided to both new and existing subscribers.

Subscriber Growth

During the three months ended March 31, 2010, the subscriber base grew by 10,400 subscribers, achieving ending subscriber growth of 3.6% over the prior comparable period ending subscriber base. The subscriber base grew across most customer acquisition channels, with growth highest in the authorized dealer subscriber acquisition channel.

Disconnect Rate

The annualized disconnect rate for the three months ended March 31, 2010 increased to 7.3% from 7.1% in the comparable prior period, driven primarily by an increase in customer requested cancellations and customer moves, partially offset by a decrease in customer disconnects associated with account write-offs. The disconnect rate calculated on a trailing twelve month basis as of March 31, 2010 was 8.2% compared to 7.8% calculated on a comparable basis for the prior year period.

Profit from Recurring Services

Profit from recurring services increased $8.0 million or 15.5% to $59.5 million during the three months ended March 31, 2010 from $51.5 million in the comparable prior period. The increase was due primarily to higher net profits from our larger subscriber base and an unfavorable adjustment to the legal accrual in the prior period.

Investment in New Subscribers

Investment in new subscribers increased $4.2 million to $30.6 million for the three months ended March 31, 2010 from $26.4 million in the prior year comparable period. The increase was primarily the result of $6.8 million additional Brand Introduction costs for the three months ended March 31, 2010 compared to the prior period.

EBITDA from Recurring Services

EBITDA from recurring services increased $10.8 million or 13.8% to $89.2 million in the three months ended March 31, 2010 from $78.4 million in the prior year comparable period. The increase was primarily the result of subscriber base growth, higher monthly recurring revenue and lower legal expense.

Adjusted Cash Invested in New Subscribers

Adjusted cash invested in new subscribers decreased $3.8 million or 6.1% to $59.0 million in the three months ended March 31, 2010 from $62.8 million in the prior year comparable period. The decrease was primarily due to an 18.1% decrease in the number of installations over prior period. This decrease was partially offset by higher materials costs and an increase in cost of accounts acquired from our authorized dealers. Materials costs increased due primarily to an increase in the installation of wireless product.

Subscriber Activity

	Three Months Ended March 31,		% Change

(Subscriber activity in thousands)	2010	2009
Number of subscribers:
Beginning of period	1,359.0	1,301.6	4.4
Installations(a)	35.2	43.0	(18.1)
Disconnects(a),(b)	(24.8)	(23.3)	6.4

End of period	1,369.4	1,321.3	3.6

Average number of subscribers	1,364.1	1,310.8	4.1
Annualized disconnect rate(c)	7.3	7.1
Disconnect rate, excluding multifamily disconnects(d)	7.3	7.1
Twelve month trailing disconnect rate (e)	8.2	7.8

(a)	Customers who move from one location and then initiate a new monitoring agreement at a new location, totaling 4,600 and 4,500 for the three months ended March 31, 2010 and 2009, respectively, are not included in either installations or disconnects. Dealer accounts cancelled and charged back to the dealer during the specified contract term are excluded from installations and disconnects.
(b)	Inactive sites that are returned to active service, which we call system takeovers, reduce disconnects and were 6,100 and 5,900 for the three months ended March 31, 2010 and 2009, respectively.
(c)

The annualized disconnect rate is a ratio. The numerator is the number of customer cancellations during the period multiplied by the appropriate ratio for the three month period. The denominator is the average number of customers during the period. The gross number of customer cancellations is reduced for customers who move from one location and then initiate a new monitoring agreement at a new location, disconnected accounts charged back to the dealers because the customers cancelled service during the specified contractual term, and inactive sites that are returned to active service during the period.
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

Reconciliation of Non-GAAP Measures

Operating Results Adjusted for Brand Introduction Costs

For comparability of financial results, we present operating results adjusted by Brand Introduction costs for the three months ended March 31, 2010 and 2009. This supplemental non-GAAP information should be reviewed in conjunction with our historical condensed consolidated statements of income.

The table below reconciles operating results adjusted by Brand Introduction costs to GAAP operating results for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(In millions, except EPS)	2010	2009
Non-GAAP Operating Profit	$36.8	$26.2
Brand Introduction	(7.9)	(1.1)

GAAP Operating Profit	$28.9	$25.1

Non-GAAP Net Income	$22.3	$15.9
Brand Introduction	(7.9)	(1.1)
Tax effect of adjustments	3.1	0.4

GAAP Net Income	$17.5	$15.2

Non-GAAP Earnings per share — diluted	$0.48	$0.35
Brand Introduction	(0.17)	(0.02)
Tax effect of adjustments	0.07	—

GAAP earnings per share — diluted	$0.38	$0.33

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

The table below reconciles monthly recurring revenues, a non-GAAP measure, to revenues, its closest GAAP counterpart.

	March 31,
(In millions)	2010	2009
Monthly recurring revenues (“MRR”)(a)	$44.8	$41.5
Amounts excluded from MRR:
Amortization of deferred revenue(b)	3.3	3.2
Other revenues(c)	1.2	1.0

Revenues on a GAAP basis:
March	49.3	45.7
January — February	97.2	90.3

Reported GAAP January — March Revenue	$146.5	$136.0

(a)	MRR is calculated based on the number of subscribers at period end multiplied by the average fee per subscriber received in the last month of the period for contracted monitoring and maintenance services.
(b)	Includes amortization of deferred revenue related to active subscriber accounts and recognition of deferred revenue related to subscriber accounts that disconnect.
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

The table below reconciles profit from recurring services and investment in new subscribers for the three months ended March 31, 2010 and 2009, to net income, their closest GAAP counterpart.

	Three Months Ended March 31,
(In millions)	2010	2009
Profit from recurring services(a)	$59.5	$51.5
Investment in new subscribers(b)	(30.6)	(26.4)
Interest income, net	—	0.1
Provision for income taxes	(11.4)	(10.0)

Net income	$17.5	$15.2

(a)	Reflects operating profit generated from the existing subscriber base including the amortization of deferred revenues and deferred acquisition costs as these amounts are recognized over time and are unrelated to generating new subscribers in the current period.
(b)	Primarily marketing and selling expenses including the Brand Introduction costs of $7.9 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively, net of the deferral of subscriber acquisition costs (primarily a portion of sales commissions and related costs) incurred in the acquisition of new subscribers. This metric also includes operating expenses related to our new housing construction customer acquisition channel (“Builder”), formerly referred to as Brink’s Home Technologies.

EBITDA from Recurring Services and Adjusted Cash Invested in New Subscribers

EBITDA from recurring services and adjusted cash invested in new subscribers are measures used to monitor our operating performance. This supplemental non-GAAP information should be reviewed in conjunction with our historical consolidated statements of income and cash flow.

The table below reconciles EBITDA from recurring services and adjusted cash invested in new subscribers for the three months ended March 31, 2010 and 2009, to net income, their closest GAAP counterpart.

	Three Months Ended March 31,
(In millions)	2010	2009
EBITDA from recurring services	$89.2	$78.4
Depreciation and amortization	(23.7)	(22.2)
Impairment charges from subscriber disconnects	(15.5)	(14.0)
Amortization of deferred revenue	9.5	9.3

Profit from recurring services	59.5	51.5

Adjusted cash invested in new subscribers	(59.0)	(62.8)
Deferred revenue from new subscribers (current year receipts)	(8.6)	(10.3)
Deferred subscriber acquisition costs (current year payments)	4.9	5.5
Security system capital expenditures(a)	40.0	42.3
Brand Introduction(b)	(7.9)	(1.1)

Investment in new subscribers	(30.6)	(26.4)

Interest income (expense)	—	0.1
Provision for income taxes	(11.4)	(10.0)

Net income	$17.5	$15.2

(a)	Amount excludes non-security system capital expenditures of $2.1 million and $4.9 for the three months ended March 31, 2010 and 2009, respectively.
(b)	Brand Introduction expenses are excluded from adjusted cash invested in new subscribers.

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

Summary Cash Flow Information

The following table shows selected information from our statement of cash flows for the periods presented.

	March 31,
(In millions)	2010	2009
Cash flows from:
Operating activities	$69.6	$66.6
Investing activities	(42.1)	(47.2)

Cash flows available for financing activities	$27.5	$19.4

Financing activities	$0.8	$—

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Cash Flow from Operating Activities

Operating cash flow increased by $3.0 million to $69.6 million in the three months ended March 31, 2010 from $66.6 million in the prior comparable period, primarily due to the positive effects of a larger subscriber base, partially offset by Brand Introduction costs.

Cash Flow from Investing Activities

Investing cash outflows decreased by $5.1 million to $42.1 million in the three months ended March 31, 2010 from $47.2 million in the comparable prior period. Non-security system capital expenditures decreased to $2.1 million in the three months ended March 31, 2010 compared to $4.9 million in the comparable prior period primarily due to the expansion of, and improvements to, our facilities and upgrades in telecommunication and computer equipment made in the prior period. Capital expenditures for security systems decreased by $2.3 million to $40.0 million in the three months ended March 31, 2010 relative to the comparable prior period. The majority of our capital expenditures are for equipment, labor, overhead costs incurred to install security systems for new subscribers, and costs to purchase new sites from authorized dealers. The average capital expenditure per new customer site, including new sites installed for existing customers who relocated, increased by $114 to $1,003 in the three months ended March 31, 2010 from $889 in the comparable prior period due primarily to a change in the ratio of security assets acquired from dealers to security assets installed by Company field offices (security assets acquired from dealers have higher average capitalized costs) and an increase in the installation of wireless product.

Cash Flow from Financing Activities

During the three months ended March 31, 2010, financing activities were minimal and consisted of proceeds from stock option exercises.

Debt Obligations

In October 2008, we entered into a credit agreement (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”) that provides for a $75 million unsecured revolving credit facility provided by a bank group led by JPMorgan Chase Bank, N.A (the “Credit Facility”). A portion of the Credit Facility, up to $15 million, may be used to issue letters of credit. Additionally, the Credit Facility has an expansion feature providing an option to increase the commitment by up to $50 million, under certain conditions. For the three months ended March 31, 2010, no borrowings have been made under the Credit Facility, but we have used a portion of our capacity under the Credit Facility to issue letters of credit totaling $4.3 million. See Note 6 – Credit Agreement to the condensed consolidated financial statements for further information regarding the Credit Facility.

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

Balance Sheet Arrangements

In connection with the Spin-off, BCO agreed to indemnify us for all liabilities related to BCO’s former coal operations and certain tax liabilities under the Tax Matters Agreement (“TMA”). Refer to Note 8 – Commitments and Contingent Liabilities for further information regarding indemnification of BCO’s coal liabilities and Note 4 – Income Taxes in our unaudited condensed consolidated financial statements for further information about the TMA.

Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in our Form 10-K.

Critical Accounting Policies and Recently Adopted Accounting Standards

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

There have been no changes in our critical accounting policies nor have we adopted any new accounting standards during the three months ended March 31, 2010. For further discussion of the judgments management makes in applying its accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk discussed in our Form 10-K.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2009, a Michigan state circuit court jury rendered a verdict against the Company for $4.2 million pertaining to claims made by a terminated employee of the Company. On July 7, 2009, the trial court entered judgment in favor of the plaintiff for $4.7 million. This amount included approximately $0.5 million in pre-judgment interest and attorney fees. After post-trial proceedings, on September 25, 2009, the trial court entered a revised judgment in the amount of approximately $3.5 million. The amount of the revised judgment has been included in other accrued liabilities as of March 31, 2010. On October 16, 2009, the Company filed an appeal seeking reversal of the judgment or in the alternative a new trial, based on various alleged points of error by the trial court. In connection with the appeal, the trial court ordered a stay of execution on the judgment which requires the Company to post an appeal bond. The Company has filed its initial appeal brief and a reply to the plaintiff’s brief but no date has yet been set for oral argument.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors discussed in our Form 10-K.

Item 6.	Exhibits.

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

BRINK’S HOME SECURITY HOLDINGS, INC.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of January 18, 2010, by and among Brink’s Home Security Holdings, Inc., Tyco International Ltd., Barricade Merger Sub, Inc. and ADT Security Services, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed January 19, 2010)

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 22, 2010, by and among Brink’s Home Security Holdings, Inc., Tyco International Ltd., Barricade Merger Sub, Inc. and ADT Security Services, Inc. (Incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 22, 2010)

10.1	First Amendment, Limited Consent and Waiver to Credit Agreement, between the Registrant, the Lender’s party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and Wells Fargo Bank, N.A. as Syndication Agent, Dated February 17, 2010. (Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 10-K filed February 24, 2010)

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Robert B. Allen

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 implementing Section 302 of the Sarbanes-Oxley Act of 2002 by Stephen C. Yevich

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Robert B. Allen

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Stephen C. Yevich

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Brinks Home Security Holdings, Inc.

By	/s/ Stephen C. Yevich
Stephen C. Yevich
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 28, 2010